Form 10-Q
period 1997-09-30
WEEKS REALTY L P
filed 1997-11-13
CIK 930082

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________

                         Commission File No. 000-22933
                                             ---------

                               WEEKS REALTY, L.P.
             (Exact name of Registrant as specified in its Charter)


          Georgia                                       58-2121388
------------------------                    -----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                    4497 Park Drive, Norcross, Georgia 30093
          (Address of principal executive offices, including zip code)

                                 (770)923-4076
              (Registrant's telephone number, including area code)

                                      N/A
                                      ---
   (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past ninety (90) days.    (  ) YES  (X) NO



INDEX                                                                                PAGE
-----------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
-----------------------------------------------------------------------------------------

         ITEM 1.   FINANCIAL STATEMENTS
                   Consolidated Condensed Balance Sheets
                   at September 30, 1997 and December 31, 1996......................   3

                   Consolidated Condensed Statements of Operations
                   for the three and nine months ended September 30, 1997 and 1996..   4

                   Consolidated Condensed Statements of Cash Flows
                   for the nine months ended September 30, 1997 and 1996............   5

                   Notes to Consolidated Condensed Financial
                   Statements.......................................................   6

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................  16

PART II.  OTHER INFORMATION

          ITEM 2.   CHANGES IN SECURITIES........................................... 31

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................ 31


SIGNATURES.......................................................................... 32


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               WEEKS REALTY, L.P.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------
                                                                                  September 30,   December 31,
(Unaudited; in thousands, except unit data)                                            1997           1996
---------------------------------------------------------------------------------------------------------------
ASSETS
Real estate assets
  Land                                                                                 $ 98,279       $ 77,233
  Buildings and improvements                                                            578,722        450,002
  Accumulated depreciation                                                              (56,639)       (41,469)
---------------------------------------------------------------------------------------------------------------
     Operating real estate assets                                                       620,362        485,766
---------------------------------------------------------------------------------------------------------------
  Developments in progress                                                               72,415         56,571
  Land held for future development                                                        9,833          9,035
---------------------------------------------------------------------------------------------------------------
     Net real estate assets                                                             702,610        551,372
---------------------------------------------------------------------------------------------------------------
Real estate loans                                                                        24,619          9,455
Cash and cash equivalents                                                                   476            260
Direct financing lease, net                                                               5,032          5,136
Receivables                                                                               6,387          5,858
Deferred costs, net                                                                      12,530         10,286
Investments in and notes receivable
  from unconsolidated entities                                                            8,876          7,760
Other assets                                                                              2,600          1,722
---------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                      $763,130       $591,849
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Mortgage notes payable                                                                 $190,687       $197,575
Credit facility borrowings                                                              150,098         99,400
Accounts payable and accrued expenses                                                    18,301          9,970
Other liabilities                                                                         4,127          2,963
---------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                  363,213        309,908
---------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Other limited partners' capital interests, (5,141,404 and 4,485,190
  Common Units), at redemption value (Note 1)                                           168,381        149,133
Partners' capital (17,702,045 and 14,048,593 Common Units) -- (Note 1)                  231,536        132,808
---------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $763,130       $591,849
---------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed balance sheets.

                               WEEKS REALTY, L.P.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
                                                                       Three Months    Three Months    Nine Months     Nine Months
                                                                          Ended           Ended           Ended           Ended
(Unaudited; in thousands, except per unit data)                       Sept. 30, 1997  Sept. 30, 1996  Sept. 30, 1997  Sept. 30, 1996
------------------------------------------------------------------------------------------------------------------------------------
REVENUE
  Rental income                                                              $21,047         $12,193         $57,326         $34,136
  Tenant reimbursements                                                        2,903           1,057           7,319           3,064
  Direct financing lease                                                         189             192             565             576
  Other                                                                          140             113             406             287
------------------------------------------------------------------------------------------------------------------------------------
                                                                              24,279          13,555          65,616          38,063
------------------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating and maintenance                                           3,098           1,589           7,720           4,276
  Real estate taxes                                                            1,927           1,135           5,394           3,288
  Depreciation and amortization                                                6,300           3,416          17,344           9,416
  Interest                                                                     4,787           3,202          14,341           8,157
  Amortization of deferred financing costs                                       227             221             679             642
  General and administrative                                                   1,256             760           3,675           2,174
------------------------------------------------------------------------------------------------------------------------------------
                                                                              17,595          10,323          49,153          27,953
------------------------------------------------------------------------------------------------------------------------------------
Income before equity in earnings of unconsolidated
  subsidiaries, interest income and gain on sale
  of real estate asset                                                         6,684           3,232          16,463          10,110
  Equity in earnings of unconsolidated
     subsidiaries                                                                314             376           1,538             919
  Interest income                                                                453             123             996             321
  Gain on sale of real estate asset                                               --              --             209              --
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                   $ 7,451         $ 3,731         $19,206         $11,350
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON UNIT                                                   $  0.33         $  0.27         $  0.92         $  0.83
------------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING                                     22,834          13,742          20,816          13,729
------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed financial statements.

                               WEEKS REALTY, L.P.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------
                                                                             Nine Months      Nine Months
                                                                                Ended            Ended
(Unaudited; in thousands)                                                  Sept. 30, 1997   Sept. 30, 1996
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                      $  19,206         $ 11,350
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                    17,344            9,416
  Amortization of deferred financing costs                                            679              642
  Amortization of deferred compensation                                               216               --
  Income from direct financing lease                                                 (565)            (576)
  Straight-line rent revenue                                                         (500)            (326)
  Gain on sale of real estate asset                                                  (209)              --
Net change in:
  Receivables and other assets                                                     (2,235)            (480)
  Deferred costs                                                                   (4,354)          (1,502)
  Accounts payable and accrued expenses                                             5,792            2,971
  Other liabilities                                                                 1,164              919
-------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          36,538           22,414
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property acquisition, development and construction                               (112,349)         (79,369)
Real estate loans                                                                 (18,038)          (6,212)
Proceeds from sale of real estate asset                                             2,484               --
Payments received on direct financing lease                                           669              643
Notes receivable collections                                                           21               18
-------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                            (127,213)         (84,920)
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Capital contributions from Company                                                107,266              520
Line of credit proceeds, net                                                       50,698           78,622
Payments of construction and mortgage notes payable                               (41,667)            (360)
Deferred financing costs                                                             (126)            (743)
Distributions                                                                     (25,280)         (16,467)
-------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          90,891           61,572
-------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      216             (934)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        260              982
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $     476         $     48
-------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Operating Partnership's 1997 property acquisition and development activity was net of the settlement of real estate loans of $2,874,000, the assumption of indebtedness of $34,779,000 and the issuance of Common Units valued at $16,568,000.

The accompanying notes are an integral part of these condensed financial statements.

                               WEEKS REALTY, L.P.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. THE OPERATING PARTNERSHIP

Weeks Realty, L.P., a Georgia limited partnership (the "Operating Partnership"), and its subsidiaries own, operate, develop, construct, acquire and manage industrial and suburban office buildings in the southeast United States. Weeks Corporation, a Georgia corporation, through its wholly owned subsidiaries, Weeks GP Holdings, Inc. and Weeks LP Holdings, Inc., referred to herein as the "Company", is the sole general partner and a limited partner and owns a majority interest in the Operating Partnership. The Operating Partnership, including the operations of its subsidiaries, conducts substantially all of the on-going operations of Weeks Corporation, a publicly traded company which operates as a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code").

As of September 30, 1997, the Company owned 77.5% of the units of common limited partnership interest ("Common Units") in the Operating Partnership. Common Units held by persons other than the Company (the "Other Limited Partnership Interests") represented a 22.5% partnership interest in the Operating Partnership. The Company's weighted average ownership interest in the Operating Partnership was 77.5% and 81.3% for the three months ended September 30, 1997 and 1996, respectively, and 76.4% and 81.3% for the nine months ended September 30, 1997 and 1996, respectively.

The Operating Partnership conducts its third-party service businesses through two subsidiaries (the "Subsidiaries"): Weeks Realty Services, Inc. conducts third-party landscape, property management and leasing services and Weeks Construction Services, Inc. conducts third-party construction services. The Operating Partnership holds 100% of the nonvoting and 1% of the voting common stock of the Subsidiaries. The remaining voting common stock is held by three executive officers of the Company. The ownership of the common stock of the Subsidiaries entitles the Operating Partnership to substantially all (99%) of the economic benefits from the results of the Subsidiaries' operations.

Under provisions of the Second Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), the Operating Partnership is obligated, upon request, to redeem each Common Unit represented by the Other Limited Partnership Interests for shares of Weeks Corporation common stock on a one-for-one basis, or for cash, at the Company's option. The Company currently anticipates that it will elect to issue common stock for Common Units presented for redemption by the Other Limited Partnership Interests in the Operating Partnership. The Other Limited Partnership Interests' redemption rights are reflected in the caption "other limited partners' capital interests" in the accompanying consolidated balance sheets at the cash redemption price (computed using the Weeks Corporation closing common stock price as quoted on the New York Stock Exchange) at the balance sheet dates.

Additionally, the terms of the Partnership Agreement obligate the Company to contribute the net proceeds from the issuance of additional equity securities, including issuances under the Company's incentive stock plan, to the Operating Partnership in exchange for units of partnership interest with similar terms and conditions, if any.

Operating Partnership net profits, net losses and cash flow are allocated to the partners in proportion to their ownership interests. Cash distributions from the Operating Partnership shall be, at a minimum, sufficient to enable the Company to satisfy its annual dividend requirements to maintain its REIT status under the Code.

As of September 30, 1997, the Operating Partnership owned 207 industrial properties, 20 suburban office properties and three retail properties comprising
15.8 million square feet. The Operating Partnership's primary markets and the concentration of the Operating Partnership's portfolio (based on square footage) are Atlanta, Georgia (72%), Nashville, Tennessee (11%), Raleigh-Durham-Chapel Hill, North Carolina (11%), Orlando, Florida (4%), and Spartanburg, South Carolina (2%). In addition, 33 industrial and suburban office properties and one property expansion were under development or in lease-up and 10 industrial and suburban office properties were under agreement to be acquired as of September 30, 1997, comprising an additional 4.9 million square feet.

2.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the consolidated condensed financial position of the Operating Partnership and its subsidiaries at September 30, 1997, and December 31, 1996, and their results of operations and cash flows for the three and nine months ended September 30, 1997 and 1996. The operating results of the Subsidiaries are reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated condensed financial statements. Certain prior year amounts have been reclassified to conform to the 1997 presentation.

The accompanying interim unaudited financial statements have been prepared by the Operating Partnership's management in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and the notes thereto included in the Operating Partnership's Form 10 for the year ended December 31, 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share" was issued prescribing a new method for computing earnings per share. When implemented, SFAS 128 will supersede Accounting Principles Board Opinion ("APB") 15, "Earnings per Share," the current accounting literature utilized in computing earnings per share under generally accepted accounting principles. Under SFAS 128, the Operating Partnership will be required to present both basic and diluted earnings per unit in its interim and annual financial statements for periods beginning with its financial statements for the quarter and year ended December 31, 1997. As defined by SFAS 128, basic earnings per unit shall be computed by dividing net income by the weighted average number of Common Units outstanding during the period. Diluted earnings per unit shall be computed to present the dilutive impact of all instruments or securities which are convertible into Common Units, as more specifically defined in SFAS 128.

The Operating Partnership will continue to present earnings per unit under the provisions of APB 15 for all interim periods of 1997 until the mandated SFAS 128 implementation date in the fourth quarter of 1997. Upon the adoption of SFAS 128, all prior period earnings per unit amounts will be restated. The impact of SFAS 128 on the Operating Partnership's consolidated earnings per unit amounts for the three and nine months ended September 30, 1997 and 1996 is discussed in
Note 6.

In June 1997, SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" was issued prescribing new guidelines for the reporting of segment data. SFAS 131 will apply to all public, for-profit companies and will be effective for calendar year end companies in the year ended December 31, 1998. The Operating Partnership was not subject to segment reporting under prior accounting standards, but may be required to provide certain segment disclosures under SFAS 131. The Operating Partnership is evaluating SFAS 131, but has not yet determined the specific nature and magnitude of the disclosures required by SFAS 131.

3. BANK CREDIT FACILITY AND MORTGAGE NOTES PAYABLE

The Operating Partnership, the Subsidiaries and Weeks Development Partnership (Note 4), as co-borrowers, have a $225 million (increased from $175 million effective September 1, 1997) syndicated revolving credit facility (the "Credit Facility") with four banks. At the election of the Operating Partnership, prior to March 1, 1998, total borrowing capacity under the Credit Facility may be reduced to $175 million. The Credit Facility is unsecured and can be used for development and construction, acquisitions and general corporate purposes. Each co-borrower is liable for its own borrowing; however, the entire Credit Facility is guaranteed by the Company and the Operating Partnership. Additionally, the Operating Partnership and the co-borrowers are required to meet certain financial and non-financial covenants including limitations on secured borrowings and a restriction on the amount of dividends and distributions to not more than 95% of "funds from operations," a REIT industry measure of operating performance, unless the additional amounts are necessary to maintain the Company's REIT status under the Code. The Credit Facility matures on December 31, 1999, and may be extended annually through December 31, 2002, subject to an annual renewal fee of 0.125%.

The Credit Facility provides for advances of up to $225 million, subject to certain covenants, including those governing the Operating Partnership's maximum unsecured borrowings and total leverage. Maximum available advances currently total $225 million. As of September 30, 1997, Credit Facility borrowings are detailed as follows (in thousands):

          ----------------------------------------------
          BORROWER                             AMOUNT
          ----------------------------------------------

          Operating Partnership                $150,098
          Weeks Realty Services, Inc.             5,280
          Weeks Construction Services, Inc.       2,900
          Weeks Development Partnership           7,342
          ---------------------------------------------
                                               $165,620
          ---------------------------------------------

Interest under the Credit Facility is payable monthly at bank prime minus 0.25% or at LIBOR plus 1.35% at the election of the co-borrowers. Effective for Credit Facility borrowings subsequent to September 30, 1997, interest is payable monthly at bank prime minus 0.25% or at LIBOR plus 1.05%. The weighted average interest rate on Credit Facility borrowings, excluding the effect of the interest rate swap agreements described below, was 6.99% at September 30, 1997. Fees on the unused portion of the Credit Facility are 0.20% annually (decreased to 0.15% annually effective October 1, 1997).

Interest paid, net of amounts capitalized, totaled $14,123,000 and $8,120,000 for the nine months ended September 30, 1997 and 1996, respectively. Interest costs capitalized totaled $1,516,000 and $635,000 for the three months ended and $3,738,000 and $1,563,000 for the nine months ended September 30, 1997 and 1996, respectively.

The Operating Partnership has in place three interest rate swap agreements with a commercial bank to effectively change the interest costs on $50,000,000 of Credit Facility borrowings from the variable rates discussed above to fixed rates. The agreements, with notional principal amounts of $10,000,000, $10,000,000 and $30,000,000, mature in July 1998, July 1999 and July 2001 with effective fixed interest rates of 7.72%, 7.89% and 8.14%, respectively (decreased to 7.42%, 7.59% and 7.84%, respectively, effective October 1, 1997, as a result of the corresponding decrease in the interest rate charged on the Company's Credit Facility borrowings).

In September 1997, the Operating Partnership entered into a treasury rate guarantee hedge transaction ("Treasury Lock") to hedge its interest costs on an anticipated debt financing transaction. The impact of the Treasury Lock is to effectively lock in for the period through February 1998 a seven year treasury rate of approximately 6.3% on an anticipated borrowing of approximately $100 million. As the Treasury Lock is considered highly correlated a hedge of anticipated borrowings, the costs paid or benefits received upon the settlement of the transaction will be recognized as an adjustment to interest expense over the term of the anticipated future borrowing.

Mortgage notes payable at September 30, 1997 and December 31, 1996, specifically listed for notes with outstanding balances in excess of $10 million, consist of the following (in thousands):

    -----------------------------------------------------------------------------------
                                                           SEPTEMBER 30,  DECEMBER 31,
                                                               1997           1996
    -----------------------------------------------------------------------------------
   Fixed Rate
   Mortgage note, interest only at 7.13%,
   due in 1999                                                  $ 38,000      $ 38,000
   Three mortgage notes, interest only at 7.75%,
   due in 1998                                                        --        31,170
   Mortgage note, principal and interest at 9.24%,
   due in 2005                                                    15,855        16,028
   Mortgage note, principal and interest at 9.625%,
   due in 2000                                                    12,945            --
   Mortgage note, principal and interest at 8.10%,
   due in 2006                                                    12,083        12,278
   Mortgage note, interest only at 7.625%,
   due in 2000                                                    10,300        10,300
   Other mortgage notes (26 at September 30, 1997),
   principal and interest at 6.00% to 9.80%,
   due in 1998 to 2112                                            95,695        83,956
   VARIABLE RATE
   Industrial revenue bonds, interest at 4.15% to 6.65%
   at September 30, 1997, due in 2004 and 2010                     5,809         5,843
    -----------------------------------------------------------------------------------
                                                                $190,687      $197,575
    -----------------------------------------------------------------------------------

At September 30, 1997, fixed rate mortgage notes payable included 31 notes with a weighted average interest rate of 8.13%. The weighted average term to maturity of fixed rate mortgage notes payable was 5.2 years at September 30, 1997. Fixed rate mortgage indebtedness decreased by $6,888,000 in 1997 due to the prepayment, without penalty, of three mortgage notes totaling $31,170,000, net of the assumption and issuance of mortgage notes totaling $26,009,000 in conjunction with the Operating Partnership's building and land acquisitions, and net of principal repayments and retirements. Certain Company officers and Common Unitholders guarantee a portion of fixed rate mortgage notes.

Variable rate industrial revenue bonds include two separate arrangements. One bond issue with an outstanding balance of $5,140,000 accrues interest at rates equivalent to short-term tax-exempt Aa2 rated securities. The second bond issue accrues interest at 78% of the prime lending rate. The weighted average interest rate under these arrangements was 4.44% at September 30, 1997. The bonds are supported by letters of credit totaling $5,345,000.

Exclusive of letters of credit supporting industrial revenue bond financings, letters of credit totaling $1,958,000 at September 30, 1997, were issued to third parties.

Scheduled maturities of mortgage notes payable at September 30, 1997, are summarized as follows (in thousands):

          --------------------------------

          YEAR                     AMOUNT
          --------------------------------
          Remainder of 1997      $    616
          1998                      8,660
          1999                     49,502
          2000                     35,315
          2001                     10,990
          2002 and thereafter      85,604
          --------------------------------
                                 $190,687
          --------------------------------

4.  INVESTMENTS IN AND NOTES RECEIVABLE
    FROM UNCONSOLIDATED SUBSIDIARIES

The Operating Partnership conducts its third-party construction, landscape, property management and leasing service businesses through the Subsidiaries. Through Weeks Development Partnership ("Weeks Development"), wholly owned by the Subsidiaries, the Subsidiaries also own land in various business parks, either directly or through ownership interests in real estate partnerships and joint ventures. The Operating Partnership intends, based on market conditions, to acquire land from Weeks Development and its affiliated partnerships and joint ventures for the development of future operating properties. As discussed in
Note 2, the Subsidiaries are accounted for on the equity method of accounting. Under the equity method, the Operating Partnership recognizes, in its consolidated statements of operations, its economic share (99%) of the Subsidiaries' earnings and losses.


The following information summarizes the financial position, results of operations and cash flows of the Subsidiaries and Weeks Development on a combined basis (in thousands):

   ----------------------------------------------------------------------------
                                                 SEPTEMBER 30,   DECEMBER 31,
   Financial Position                                 1997           1996
   ----------------------------------------------------------------------------
   Assets
   Real estate assets                                  $ 5,020        $ 7,200
   Investments in real estate partnerships
      and joint ventures                                 2,859          3,025
   Receivables and other assets                         23,556         13,113
   ----------------------------------------------------------------------------
                                                       $31,435        $23,338
   ----------------------------------------------------------------------------
   LIABILITIES AND EQUITY
   Notes payable to the Operating Partnership          $10,900        $10,921
   Credit facility borrowings                           15,522          3,595
   Other borrowings                                         --          1,261
   Other liabilities                                     7,026         10,725
   Total equity                                         (2,013)        (3,164)
   ----------------------------------------------------------------------------
                                                       $31,435        $23,338
   ----------------------------------------------------------------------------

At September 30, 1997, the Operating Partnership's investment in and notes receivable from the Subsidiaries totaling $8,876,000 includes notes receivable from the Subsidiaries of $10,900,000 and the Operating Partnership's investment in the Subsidiaries of ($2,024,000).

   ----------------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS     THREE MONTHS     NINE MONTHS      NINE MONTHS
                                                      Ended           Ended            Ended            Ended
   Results of Operations                         SEPT. 30, 1997   SEPT. 30, 1996  SEPT. 30, 1997   SEPT. 30, 1996
   ----------------------------------------------------------------------------------------------------------------
   REVENUE
   Construction and development fees                     $  724           $  810         $ 1,781          $ 1,638
   Landscape                                              1,442            1,454           4,313            3,832
   Property management fees                                  44               32             144              138
   Commissions                                              150               96             612              174
   Other                                                     74               81             260              223
   ----------------------------------------------------------------------------------------------------------------
                                                          2,434            2,473           7,110            6,005
   ----------------------------------------------------------------------------------------------------------------
   COSTS AND EXPENSES
   Direct costs                                           1,440            1,346           3,901            3,264
   Interest expense - Operating Partnership                 326              329             981              986
   Interest expense - other                                  14               62             178              277
   General and administrative                               642              403           1,681            1,164
   Other                                                    103              299             385              400
   ----------------------------------------------------------------------------------------------------------------
                                                          2,525            2,439           7,126            6,091
   ----------------------------------------------------------------------------------------------------------------
   INCOME (LOSS) BEFORE GAINS ON SALE OF
      properties and equity in earnings
      of partnerships and joint ventures                    (91)              34             (16)             (86)
   Gain on sale of properties - third parties                79               --             313               --
   Gain on sale of property -
      Operating Partnership                                  --               --             580               --
   Equity in earnings of partnerships
      and joint ventures                                     --               13             271               18
   ----------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS)                                     $  (12)          $   47         $ 1,148          $   (68)
   ----------------------------------------------------------------------------------------------------------------
   Net income (loss) attributable
      to Operating Partnership                           $  (12)          $   47         $ 1,137          $   (67)
   Interest expense - Operating Partnership                 326              329             981              986
   Gain on sale of property -
      Operating Partnership                                  --               --            (580)              --
   Equity in earnings of Subsidiaries                    $  314           $  376         $ 1,538          $   919
   Distributions and interest paid
      to Operating Partnership                           $1,311           $1,313         $ 1,311          $ 1,313
   ----------------------------------------------------------------------------------------------------------------

                                                                                   Nine Months      Nine Months
                                                                                      Ended            Ended
   Cash Flows                                                                    Sept. 30, 1997   Sept. 30, 1996
   ----------------------------------------------------------------------------------------------------------------
   Operating activities                                                                  $(7,299)         $ 4,654
   Investing activities                                                                   (5,206)          (3,976)
   Financing activities                                                                   10,593            1,018
   ----------------------------------------------------------------------------------------------------------------


Third-party service revenues detailed above include development and construction fees, landscaping revenues and lease commissions from affiliated partnerships and joint ventures totaling $108,000, $87,000 and $14,000, respectively, for the three months ended September 30, 1997, and $349,000, $67,000 and $22,000, respectively, for the three months ended September 30, 1996. Development and construction fees, landscaping revenues and lease commissions from affiliated entities totaled $250,000, $247,000 and $384,000, respectively, for the nine months ended September 30, 1997 and $484,000, $195,000 and $94,000, respectively, for the nine months ended September 30, 1996.

5.  PARTNERS' CAPITAL

On October 10, 1997, the Company completed a public offering of 6,000,000 shares of its 8% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") and received net proceeds of approximately $144.6 million.
The proceeds were contributed to the Operating Partnership in exchange for 8% Series A preferred partnership units. The Operating Partnership used the proceeds to reduce outstanding Credit Facility borrowings. The Series A Preferred Stock has a liquidation preference of $25.00 per share and is redeemable at the option of the Company on or after October 10, 2002 at a redemption price of $25.00 per share. The Series A preferred partnership units have terms and provisions which are substantially identical to those of the Series A Preferred Stock.

In the second quarter of 1997, the Company completed a public offering of 3,584,000 shares of common stock and received net proceeds of approximately $106.6 million. The proceeds were contributed to the Operating Partnership in exchange for 3,584,000 Common Units and were used to reduce the Operating Partnership's outstanding Credit Facility borrowings.

The Operating Partnership declared and paid quarterly distributions relating to the second quarter of 1997 of $9,779,000 or $0.43 per Common Unit during the three months ended September 30, 1997. In October 1997, the Operating Partnership declared and paid quarterly distributions relating to the third quarter of 1997 of $9,823,000 or $0.43 per Common Unit. Additionally, in October 1997, the Operating Partnership declared and paid a partial quarterly Series A Preferred unit distribution of $720,000 or $0.12 per share.

In February 1997, restricted shares of common stock valued at $1,150,000 were granted to certain Company officers and employees in recognition of successful prior service and as an incentive for future service and continued financial performance of the Company. These shares vest ratably over a four year period provided the Company achieves 10% annual growth in per share funds from operations, a REIT industry measure of operating performance, for each year of the four year vesting period. The $1,150,000 value of the restricted shares is included in partners' capital offset by the amount of the unamortized deferred compensation expense ($934,000 at September 30, 1997). Compensation expense is recognized ratably over the four year vesting period.

6.  EARNINGS PER UNIT

Under APB 15, earnings per unit is calculated using the weighted average number of Common Units outstanding of 22,834,000 and 13,742,000 for the three months ended, and 20,816,000 and 13,729,000 for the nine months ended September 30, 1997 and 1996, respectively. The impact of the Company's outstanding stock options was not dilutive, as defined in APB 15, in 1997 or 1996. A comparison of earnings per Common Unit as calculated under APB 15, to proforma earnings per Common Unit, as calculated under the provisions of SFAS 128, is as follows:

   -----------------------------------------------------------------------------------------------------

                                         THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                            Ended           Ended           Ended           Ended
                                        Sept. 30, 1997  Sept. 30, 1996  Sept. 30, 1997  Sept. 30, 1996
   -----------------------------------------------------------------------------------------------------
   Earnings per Common Unit (APB 15)             $0.33           $0.27           $0.92           $0.83
   Basic earnings per Common
      Unit (SFAS 128)                            $0.33           $0.27           $0.92           $0.83
   Diluted earnings per Common
      Unit (SFAS 128)                            $0.32           $0.27           $0.91           $0.82

7.  ACQUISITIONS

The Operating Partnership made initial acquisitions of property portfolios and the business operations of NWI Warehouse Group, L.P. ("NWI") in Nashville, Tennessee, and Lichtin Properties, Inc. and affiliates ("Lichtin") in the Raleigh-Durham-Chapel Hill area of North Carolina, on November 1, 1996 and December 31, 1996, respectively, in transactions accounted for under the purchase method. The Operating Partnership's consolidated condensed results of operations for the three and nine months ended September 30, 1997, included the operating results of NWI and Lichtin for the entire period. The unaudited pro forma information below presents the Operating Partnership's consolidated condensed results of operations as if the initial phases of the NWI and Lichtin acquisitions had occurred as of January 1, 1996. The unaudited pro forma information is not necessarily indicative of the results of operations of the Operating Partnership had the acquisitions occurred as of January 1, 1996, nor is it necessarily indicative of future results. Additionally, the unaudited pro forma information excludes the impact of the buildings and land acquired or to be acquired from NWI and Lichtin subsequent to the initial acquisition dates detailed above.

                                                        Nine Months
                                                           Ended
 (Unaudited, in thousands, except per unit amount)   September 30, 1996
-------------------------------------------------------------------------
Revenues                                                        $51,377
Net income                                                        7,320
Earnings per Common Unit                                        $  0.64

Effective July 1, 1997 and August 1, 1997, the Operating Partnership acquired eight industrial buildings totaling approximately 512,000 square feet in the Raleigh-Durham-Chapel Hill area of North Carolina from Lichtin for aggregate acquisition consideration of approximately $31.7 milliion. The aggregate acquisition consideration of $31.7 million was comprised of the assumption of mortgage indebtedness of approximately $20.3 million, the issuance of approximately $2.2 million of Common Units and $9.2 million of cash, used to fund the assumption and repayment of other indebtedness, closing costs and acquisition expenses, funded through Credit Facility borrowings.

In the second quarter of 1997, the Operating Partnership acquired 17 industrial buildings totaling approximately 546,000 square feet located in the Northwest submarket of Atlanta, Georgia for approximately $29.2 million, including closing costs and acquisition expenses. The acquisition was funded through Credit Facility borrowings. On April 22, 1997, the Operating Partnership acquired an industrial building totaling approximately 61,000 square feet located in Orlando, Florida for $2.9 million, including closing costs and acquisition expenses. This acquisition was also funded through Credit Facility borrowings.

In the first quarter of 1997, the Operating Partnership acquired a total of five industrial buildings totaling 447,528 square feet. Three buildings totaling 154,341 square feet were acquired from Lichtin and two buildings totaling 293,187 square feet were acquired from NWI. Total acquisition consideration of approximately $17.7 million was comprised of the assumption of approximately $4.4 million of indebtedness and the issuance of approximately $13.3 million of Common Units. Additionally, as part of these transactions, the Operating Partnership acquired approximately five net usable acres of development land in exchange for $1.0 million of Common Units.

8.  PROPERTY SALE

On April 3, 1997, the Operating Partnership sold a 96,000 square foot industrial building located in Spartanburg, South Carolina to one of the building's tenants for approximately $2.5 million, resulting in a gain of $209,000. For income tax purposes, the Operating Partnership completed a tax-deferred, like-kind exchange involving the industrial building acquired in Orlando, Florida (see Note 7).

9.   REAL ESTATE LOANS

On July 31, 1997, the Operating Partnership loaned $8.3 million to a construction management company under short-term loan agreements. The construction management company is serving as the construction and development manager of two of the Operating Partnership's properties under development in Tampa, Florida. The loans bear interest at LIBOR plus 2.00%, are secured by real estate properties and mature on April 1, 1998. Interest income earned under these loans and included in the accompanying statements of operations totaled approximately $109,000 in the three and nine months ended September 30, 1997.

As of September 30, 1997, the Operating Partnership has advanced $4.5 million to NWI (see Note 7) under a $5.7 million demand loan agreement. The loan bears interest at LIBOR plus 2.10% and is secured by real estate properties held by NWI. Interest income earned under the agreement and included in the accompanying statements of operations totaled approximately $69,000 and $106,000 in the three and nine months ended September 30, 1997.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the accompanying consolidated condensed financial statements of the Operating Partnership and the notes thereto.

GENERAL
The Operating Partnership and its subsidiaries own, operate, develop, construct, acquire and manage industrial and suburban office buildings in the southeast United States. The Operating Partnership and its subsidiaries conduct substantially all of the on-going operations of Weeks Corporation (the "Company"), a publicly-traded company which operates as a self-administered and self-managed REIT. The Operating Partnership was formed and capitalized with the proceeds from the Company's Initial Public Offering in August 1994 and succeeded to substantially all of the interests in certain land and industrial and suburban office buildings under common ownership and the development, landscape and property management businesses of the predecessors to the Operating Partnership and the Company. For a further description of the Operating Partnership, see Note 1 to the consolidated condensed financial statements.

RESULTS OF OPERATIONS

Operating information relating to the Operating Partnership's properties for the three and nine months ended September 30, 1997 and 1996, respectively, is summarized below (in thousands):

--------------------------------------------------------------------------------------------------------------------
                                     THREE MONTHS    THREE MONTHS             NINE MONTHS     NINE MONTHS
                                        Ended           Ended          %         Ended           Ended          %
                                    Sept. 30, 1997  Sept. 30, 1996  Change   Sept. 30, 1997  Sept. 30, 1996  Change
--------------------------------------------------------------------------------------------------------------------
Rental revenues                            $21,047         $12,193    72.6%         $57,326         $34,136    67.9%
Tenant reimbursements                        2,903           1,057   174.6%           7,319           3,064   138.9%
--------------------------------------------------------------------------------------------------------------------
Property operating revenues                 23,950          13,250    80.8%          64,645          37,200    73.8%
--------------------------------------------------------------------------------------------------------------------
Operating and maintenance
 expenses                                    3,098           1,589    95.0%           7,720           4,276    80.5%
Real estate taxes                            1,927           1,135    69.8%           5,394           3,288    64.1%
Depreciation and amortization                6,300           3,416    84.4%          17,344           9,416    84.2%
--------------------------------------------------------------------------------------------------------------------
Property operating expenses                 11,325           6,140    84.4%          30,458          16,980    79.4%
--------------------------------------------------------------------------------------------------------------------
Property operating revenues less
 property operating expenses               $12,625         $ 7,110    77.6%         $34,187         $20,220    69.1%
--------------------------------------------------------------------------------------------------------------------

Period to period comparisons of property operating revenues and expenses for 1997 and 1996 are discussed herein using the categories "core properties," "development properties" and "acquisition properties." Core properties are defined as properties which were stabilized and operating as of January 1, 1996. The Operating Partnership defines a property as stabilized upon the earlier of substantial lease-up or one year from building shell completion. Development properties reflect properties completed and stabilized, and acquisition properties are properties acquired, subsequent to January 1, 1996.

For the comparable three and nine month periods ended September 30, 1997 and 1996, operating results of the core properties, representing 134 properties totaling approximately 8,861,000 square feet, are summarized below (in thousands):

--------------------------------------------------------------------------------------------------------------------------
                                     THREE MONTHS     THREE MONTHS               NINE MONTHS      NINE MONTHS
                                         Ended            Ended          %          Ended            Ended          %
                                    Sept. 30, 1997   Sept. 30, 1996   Change   Sept. 30, 1997   Sept. 30, 1996   Change
--------------------------------------------------------------------------------------------------------------------------
Rental revenues                            $10,819          $10,757      0.6%         $32,316          $31,909      1.3%
Tenant reimbursements                        1,004              961      4.5%           3,230            2,944      9.7%
--------------------------------------------------------------------------------------------------------------------------
Property operating revenues                 11,823           11,718      0.9%          35,546           34,853      2.0%
--------------------------------------------------------------------------------------------------------------------------
Operating and maintenance
 expenses                                    1,452            1,500    (3.2)%           4,219            4,154      1.6%
Real estate taxes                            1,095            1,055      3.8%           3,306            3,145      5.1%
Depreciation and amortization                3,066            2,966      3.4%           9,188            8,808      4.3%
--------------------------------------------------------------------------------------------------------------------------
Property operating expenses                  5,613            5,521      1.7%          16,713           16,107      3.8%
--------------------------------------------------------------------------------------------------------------------------
Property operating revenues less
 property operating expenses               $ 6,210          $ 6,197      0.2%          18,833           18,746      0.5%
--------------------------------------------------------------------------------------------------------------------------
Average occupancy                             95.0%            96.4%                     95.2%            96.2%
--------------------------------------------------------------------------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 1997, TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Property operating revenues (rental revenue plus tenant reimbursements) increased $10,700,000 or 80.8% between periods. Of this increase, $8,774,000, $1,821,000 and $105,000 were attributable to acquisition, development and core properties, respectively. The increases relating to acquisition and development properties were due to the acquisition of 77 properties (46 in 1996 and 31 in 1997) totaling approximately 4,840,000 square feet and the stabilization of 22 development properties (8 in 1996 and 14 in 1997) and two property expansions (one each year) totaling approximately 2,499,000 square feet. Property operating expenses increased $5,185,000 or 84.4% between periods due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

Property operating revenues from core properties increased 0.9% despite the impact of lost property operating revenues of approximately $75,000 from the sale of a 96,000 square foot building in April 1997 (see Note 8 to the consolidated condensed financial statements) and a decrease in overall average occupancy. Adjusted for the building sale discussed above, property operating revenues from core properties increased approximately 1.6%. This increase was due to both rental rate and reimbursement increases between periods. Property operating expenses increased 1.7% due primarily to increased real estate taxes in 1997. Property operating revenues less property operating expenses from core properties increased 1.9%, exclusive of depreciation and amortization expense and after adjusting for the building sale discussed herein.

Interest expense increased by $1,585,000 or 49.5% from $3,202,000 for the three months ended September 30, 1996, to $4,787,000 for the three months ended September 30, 1997, as a result of increased mortgage interest of $1,740,000 due to mortgage debt assumed in conjunction with certain of the Operating Partnership's 1996 and 1997 property acquisitions, offset by reduced Credit Facility interest of $155,000. Interest expense of $4,787,000 for the three months ended September 30, 1997, consisted of mortgage interest of $3,823,000 and Credit Facility interest of $964,000.

Operating Partnership general and administrative expenses increased by $496,000 or 65.3% from $760,000 for the three months ended September 30, 1996, to $1,256,000 for the three months ended September 30, 1997, due primarily to increased personnel and related costs associated with the Operating Partnership's southeast expansion. The majority of the increase relates to the additional general and administrative expenses associated with the Operating Partnership's Nashville, Tennessee and Raleigh, North Carolina operations, both of which were acquired in the fourth quarter of 1996, and to a lesser extent expenses related to the establishment of an office in Orlando, Florida, which also occurred in the fourth quarter of 1996. As a percentage of total revenue, general and administrative expenses decreased from 5.6% in the third quarter of 1996 to 5.2% in the third quarter of 1997. General and administrative expenses of the Operating Partnership when combined with the general and administrative expenses of the Subsidiaries increased $735,000 or 63.2% from $1,163,000 in 1996 to $1,898,000 in 1997 for the same reasons discussed above having to do with the Operating Partnership's southeast expansion. As a percentage of the combined revenues of the Operating Partnership and the Subsidiaries, the combined general and administrative expenses of the Operating Partnership and the Subsidiaries decreased from 7.3% in the third quarter of 1996 to 7.1% in the third quarter of 1997.

Interest income increased $330,000 or 268.3% from $123,000 for the three months ended September 30, 1996 to $453,000 for the three months ended September 30, 1997, due primarily to increased real estate loan balances between periods (see
Note 9 to the consolidated condensed financial statements).

Equity in earnings of the Subsidiaries represents the Operating Partnership's 99% economic interest in the earnings of the Subsidiaries after the elimination of interest expense and gains on property sales to the Operating Partnership (see Note 4 to the consolidated condensed financial statements). Equity in earnings of the Subsidiaries decreased by $62,000 or 16.5% from $376,000 for the three months ended September 30, 1996 to $314,000 for the three months ended September 30, 1997 due to somewhat lower profits from the Subsidiaries' third-party construction and real estate brokerage businesses and increased general and administrative expenses offset somewhat by gains from land sales in 1997.

COMPARISON OF OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 1997, TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Property operating revenues (rental revenue plus tenant reimbursements) increased $27,445,000 or 73.8% between periods. Of this increase, $22,197,000, $4,555,000 and $693,000 were attributable to acquisition, development and core properties, respectively. The increases relating to acquisition and development properties were due to the acquisition of 77 properties (46 in 1996 and 31 in 1997) totaling approximately 4,840,000 square feet and the stabilization of 22 development properties (8 in 1996 and 14 in 1997) and two property expansions (one each year) totaling approximately 2,499,000 square feet. Property operating expenses increased $13,478,000 or 79.4% between periods due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

Property operating revenues from core properties increased 2.0% despite the impact of lost property operating revenues of approximately $240,000 resulting from the sale of a 96,000 square foot building in April 1997 (see Note 8 to the consolidated condensed financial statements) and a decrease in overall average occupancy. Adjusted for the building sale discussed above, property operating revenues from core properties increased approximately 2.5%. This increase was due to both rental rate and reimbursement increases between periods. Property operating expenses increased 3.8% due primarily to increased utilities, repairs and maintenance and real estate tax expenses in 1997. Property operating revenues less property operating expenses from core properties increased 2.2%, exclusive of depreciation and amortization expense and after adjusting for the building sale discussed herein.

Interest expense increased by $6,184,000 or 75.8% from $8,157,000 for the nine months ended September 30, 1996, to $14,341,000 for the nine months ended September 30, 1997, as a result of increased mortgage interest of $5,262,000 due to mortgage debt assumed in conjunction with certain of the Operating Partnership's 1996 and 1997 property acquisitions, and increased Credit Facility interest of $922,000 in the first nine months of 1997. Interest expense of $14,341,000 in the first nine months of 1997 consisted of mortgage interest of $11,530,000 and Credit Facility interest of $2,811,000.

Operating Partnership general and administrative expenses increased by $1,501,000 or 69.0% from $2,174,000 for the nine months ended September 30, 1996, to $3,675,000 for the nine months ended September 30, 1997, due primarily to increased personnel and related costs associated with the Operating Partnership's southeast expansion. The majority of the increase relates to the additional general and administrative expenses associated with the Operating Partnership's Nashville, Tennessee and Raleigh, North Carolina operations, both of which were acquired in the fourth quarter of 1996, and to a lesser extent expenses related to the establishment of an office in Orlando, Florida, which also occurred in the fourth quarter of 1996. As a percentage of total revenue, general and administrative expenses decreased from 5.7% in the first nine months of 1996 to 5.6% in the first nine months of 1997. General and administrative expenses of the Operating Partnership when combined with the general and administrative expenses of the Subsidiaries increased $2,018,000 or 60.5% from $3,338,000 in 1996 to $5,356,000 in 1997 for the same reasons discussed above having to do with the Operating Partnership's southeast expansion. As a percentage of the combined revenues of the Operating Partnership and the Subsidiaries, the combined general and administrative expenses of the Operating Partnership and the Subsidiaries decreased from 7.6% in the first nine months of 1996 to 7.4% in the first nine months of 1997.

Interest income increased $675,000 or 210.3% from $321,000 for the nine months ended September 30, 1996 to $996,000 for the nine months ended September 30, 1997, due primarily to increased real estate loan balances between periods (see
Note 9 to the consolidated condensed financial statements).

Equity in earnings of the Subsidiaries represents the Operating Partnership's 99% economic interest in the earnings of the Subsidiaries after the elimination of interest expense and gains on property sales to the Operating Partnership (see Note 4 to the consolidated condensed financial statements). Equity in earnings of the Subsidiaries increased by $619,000 or 67.4% from $919,000 for the nine months ended September 30, 1996 to $1,538,000 for the nine months ended September 30, 1997 due primarily to gains on land sales and on the sale of an operating building of $313,000 in 1997 and increased earnings from partnership and joint venture investments of $253,000 between years due to higher profits from underlying partnership and joint venture land sales activity.

LIQUIDITY AND CAPITAL RESOURCES

The Operating Partnership's net cash provided by operating activities increased from $22,414,000 for the nine months ended September 30, 1996, to $36,538,000 for the nine months ended September 30, 1997, due primarily to the growth in the Operating Partnership's operating income resulting from 22 development properties (8 in 1996 and 14 in 1997) and two property expansions (one each year) stabilized and from 77 buildings acquired (46 in 1996 and 31 in 1997).

Net cash used in investing activities increased from $84,920,000 for the nine months ended September 30, 1996, to $127,213,000 for the nine months ended September 30, 1997, due primarily to higher property development and land and building acquisition volumes in the first nine months of 1997 compared to 1996.

Net cash provided by financing activities increased from $61,572,000 for the nine months ended September 30, 1996, to $90,891,000 for the nine months ended September 30, 1997. This net increase between periods reflects primarily the net proceeds of approximately $107 million from a common equity offering in 1997, net of debt retirements, used to finance the Operating Partnership's property portfolio growth.

The Operating Partnership's net cash flow from operations is currently sufficient to meet the Operating Partnership's current operational needs and to satisfy the Operating Partnership's current quarterly distributions on both its common and preferred units (see below), which are structured to ensure that the Company can satisfy the dividend requirements necessary to maintain its status as a REIT. Management believes that operating cash flows will continue to be adequate to fund these requirements in 1997 and 1998.

In addition to its operating cash flow, the Operating Partnership has a $225 million unsecured revolving Credit Facility with a syndicated bank group (see
Note 3 to the consolidated condensed financial statements), which may be used, among other things, to meet its operational obligations and to fund the distributions necessary for the Company to meet its annual REIT dividend requirements. The Operating Partnership currently intends to finance its development, construction and acquisition activities primarily through borrowings under the Credit Facility. As of September 30, 1997, the Operating Partnership had available capacity under the Credit Facility of approximately $59.4 million (see Note 3 to the consolidated condensed financial statements).

In October 1997, the Company completed a public offering of 6,000,000 shares of Series A Preferred Stock and received net proceeds of approximately $144.6 million. The net proceeds were contributed to the Operating Partnership in exchange for preferred units and were used to reduce outstanding Credit Facility borrowings, increasing the Operating Partnership's available capacity under the Credit Facility.

The Operating Partnership believes it has adequate liquidity, borrowing capacity and sources of capital, including available capacity under its existing Credit Facility and remaining capacity of approximately $450 million under a universal shelf registration statement, to meet its current operational requirements, to fund annual principal repayments under existing mortgage notes payable, and to fund its current development and acquisition activity. It is management's expectation that the Operating Partnership will continue to have access to the additional capital resources necessary to further expand and develop its business and to refinance mortgage notes payable as they mature. These resources include the expansion of the available borrowing capacity under the Credit Facility and other forms of debt and equity financing, in both public and private markets. The Operating Partnership recently obtained unsecured investment grade corporate debt ratings which may assist it in accessing the corporate debt market in future periods. Future development and acquisition activities will be undertaken by the Operating Partnership only as suitable opportunities arise. Such activities are not expected to be undertaken unless adequate sources of financing are available and a satisfactory budget with an appropriate return on investment has been internally approved. The Operating Partnership maintains staffing levels sufficient to meet its existing construction and leasing activities and capitalizes a portion of the costs relating to these activities to development projects and leasing transactions, respectively. If market conditions warrant, the Operating Partnership may adjust staffing levels to avoid a negative impact on the Operating Partnership's results of operations.

Total consolidated debt amounted to $340.8 million at September 30, 1997, including borrowings under the Credit Facility of $150.1 million and mortgage notes payable of $190.7 million. Of the $190.7 million of mortgage indebtedness, $184.9 million is fixed rate and $5.8 million is variable rate. The weighted average interest rate on the Operating Partnership's fixed rate mortgage debt was 8.13% and on its variable rate mortgage debt was 4.44% at September 30, 1997. The weighted average interest rate under the Credit Facility at September 30, 1997, (excluding the effect of the interest rate swap
agreements described below) was 6.99%.   The Operating Partnership has in place
interest rate swap agreements to fix the Operating Partnership's interest costs on $50.0 million of the Operating Partnership's Credit Facility borrowings.
The weighted average effective interest rate under the fixed swap arrangements is approximately 8.0% (approximately 7.70% effective October 1, 1997, as a result of the corresponding decrease in the interest rate charged on the Company's Credit Facility borrowings). If interest rates under the Credit Facility, in excess of the $50.0 million discussed herein, and under the Operating Partnership's variable rate mortgage debt, fluctuated by 1%, interest costs to the Operating Partnership, before capitalization of interest, if any, based on outstanding borrowings at September 30, 1997, would increase or decrease by approximately $1.2 million on an annualized basis. The Operating Partnership decreased its outstanding Credit Facility borrowings in October 1997 from the proceeds of the preferred stock offering discussed above.

Based on the outstanding balance of mortgage notes payable at September 30, 1997, the weighted average interest rates on the mortgage notes with a final maturity in each of the next five years were 8.55% in 1998, 7.36% in 1999, 8.86% in 2000 and 7.41% in 2001. None of the mortgage notes mature in 1997.

At September 30, 1997, the Operating Partnership's mortgage debt on its consolidated properties was $190.7 million. Including Credit Facility borrowings of $150.1 million for the Operating Partnership and $15.5 million for the Subsidiaries, the total debt obligations of the Operating Partnership and the Subsidiaries were $356.3 million or 32% of total market capitalization (defined as total debt plus the market equity value of the Common Units as calculated herein). At September 30, 1997 (based on the closing price of the common stock of the Company of $32.75 on September 30, 1997, the last trading day of the quarter), the 22,843,449 Common Units outstanding would have a total market value of $748.1 million. As discussed above, the Operating Partnership substantially reduced its Credit Facility borrowings from the net proceeds of approximately $144.6 million from a Company preferred stock offering completed on October 10, 1997. Adjusted for the application of these proceeds, the total debt obligations of the Operating Partnership and its unconsolidated subsidiaries would have been $211.7 million, or 19% of total market capitalization (assuming the issuance of the 6,000,000 preferred units at $25.00 each), at September 30, 1997.

CURRENT DEVELOPMENT ACTIVITY

The Operating Partnership's current development activity as of November 5, 1997, is summarized below. The properties are located in metropolitan Atlanta, Georgia, unless otherwise indicated.

--------------------------------------------------------------------------------------------------
                                                                       ESTIMATED       ESTIMATED
                                            Square      Estimated     Completion     Stabilization
                                           Feet(1)       COST(2)        DATE(3)         DATE(4)
--------------------------------------------------------------------------------------------------
Multi-Tenant
5195 Southridge Pkwy.                        60,000   $  2,758,000    3Q95(5)          4Q97(6)
5149 Southridge Pkwy. (expansion)            46,800      2,497,000    1Q96(5)          4Q97(6)
250 Hembree Park Dr.                         94,500      4,942,000    4Q96(5)          4Q97(6)
1335 Northmeadow Pkwy.                       88,783      6,950,000    4Q96(5)          4Q97(6)
1629 Prime Ct. (Orlando, FL)                 43,200      2,416,000    1Q97(5)           4Q97
1750 Beaver Ruin Rd.                         67,600      4,860,000    2Q97(5)           4Q97
2490 Principal Row (Orlando, FL)            101,800      3,491,000    2Q97(5)           4Q97
2885 Breckinridge Blvd.                      80,450      5,866,000    4Q97(5)           4Q97
120 Declaration Dr.                         301,200      7,841,000    1Q97(5)           1Q98
11390 Old Roswell Rd.                        47,600      3,527,000      4Q97           2Q98(6)
250 Horizon Dr.                             267,619      7,661,000    3Q97(5)           3Q98
736 Melrose Ave. (Nashville, TN)            103,473      5,454,000      4Q97            4Q98
2755 Premiere Pkwy.                          79,588      3,500,000      4Q97            4Q98
3300 Briley Park Blvd. (Nashville, TN)      194,750      6,374,000      4Q97            4Q98
130 Declaration Dr.                         210,000      5,373,000      4Q97            4Q98
3270 Summit Ridge Pkwy.                     152,000      4,198,000      4Q97            4Q98
1120 Celebration Blvd. (Orlando, FL)         58,702      4,879,000      1Q98            1Q99
2550 Northwinds Pkwy.                       149,797     16,169,000      1Q98            1Q99
3885 Crestwood Pkwy.                        105,295     11,109,000      1Q98            1Q99
1700 Perimeter Park Dr. (Raleigh, NC)        81,000      7,947,000      1Q98            1Q99
5400 McCrimmon Pkwy. (Raleigh, NC)          146,250      9,166,000      1Q98            1Q99
660 Hembree Pkwy.                            94,500      4,226,000      1Q98            1Q99
255 Technology Pkwy. (Orlando, FL)           52,777      3,257,000      1Q98            1Q99
2491 Park South (Orlando, FL)               118,250      4,005,000      1Q98            1Q99
525 Technology Pkwy. (Orlando, FL)           65,042      4,360,000      1Q98            1Q99
Metro Center I (Nashville, TN)              165,000      6,552,000      2Q98            2Q99
Fairfield I (Tampa, FL)                      68,480      2,854,000      2Q98            2Q99
Fairfield II (Tampa, FL)                    173,514      4,935,000      2Q98            2Q99
Northpoint I (Orlando, FL)                  108,000     10,278,000      4Q98            4Q99
--------------------------------------------------------------------------------------------------
                                          3,325,970    167,445,000
--------------------------------------------------------------------------------------------------
BUILD-TO-SUIT
2850 Premiere Pkwy.                          86,000      2,938,000      4Q97            4Q97
Paramount Pkwy. (Raleigh, NC)                99,684      9,708,000      2Q98            1Q99
3925 Brookside Pkwy.                        106,356     10,000,000      3Q98            3Q98
--------------------------------------------------------------------------------------------------
                                            292,040     22,646,000
--------------------------------------------------------------------------------------------------
                                          3,618,010   $190,091,000
--------------------------------------------------------------------------------------------------

(1) Actual leasable square feet may vary upon completion.
(2) Estimated cost information includes the Operating Partnership's estimated future capitalized costs through the development stabilization date (defined as the earlier of 95% occupancy or one year from shell completion), including costs incurred to acquire certain properties after completion. There can be no assurance that the actual capitalized cost of a building will not exceed the estimated capitalized costs.
(3) For multi-tenant buildings, represents building shell completion. There can be no assurance that a property will be completed by the estimated completion date.
(4) Represents the Operating Partnership's current estimate of the date the property will reach stabilization for financial reporting purposes. Properties are considered stabilized for financial reporting purposes upon the earlier of substantial lease-up or one year from building shell completion. There can be no assurance that the property will reach stabilization for financial reporting purposes by the estimated stabilization date.

(5) Shell completed; interior tenant finish to be completed.
(6) The Operating Partnership is the developer of and has an option to acquire these properties from affiliated joint ventures upon stabilization, as defined in the applicable joint venture agreement. The date above reflects the estimated stabilization and resulting acquisition date by the Operating Partnership.


CURRENT ACQUISITION ACTIVITY

In conjunction with the NWI and Lichtin acquisition transactions (see Note 7 to the consolidated condensed financial statements), the Operating Partnership has agreed, subject to certain closing conditions, including updating its due diligence procedures, to the future acquisition from NWI and Lichtin of approximately 164 net usable acres of undeveloped land and eight buildings under development. The aggregate acquisition consideration is estimated to total approximately $72.7 million, subject to adjustment for the actual operating results of certain properties to be acquired as more fully discussed in the acquisition agreements. In addition, the Operating Partnership has agreed, subject to certain closing conditions, including updating its due diligence procedures, to the acquisition of two industrial buildings in Jacksonville, Florida for total acquisition consideration of approximately $5.5 million. It is expected that these future acquisitions will be consummated primarily through a combination of the issuance of Common Units and the assumption of indebtedness, some of which will be repaid through borrowings under the Credit Facility.

The information provided above relating to the Operating Partnership's current development and acquisition activities includes forward-looking data based on current construction schedules, the status of lease negotiations with potential tenants, the satisfactory completion of due diligence procedures and other relevant factors currently available to the Operating Partnership. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking information.

SUPPLEMENTAL DISCLOSURE OF FUNDS FROM OPERATION

The Operating Partnership believes that funds from operations ("FFO") provides an additional indicator of the financial performance of the Operating Partnership. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to mean net income (loss) determined in accordance with generally accepted accounting principles ("GAAP") excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real property, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. FFO is influenced not only by the operations of the properties, but also by the capital structure of the Operating Partnership. Accordingly, the Company expects that FFO will be one of the factors considered by its Board of Directors in determining the amount of cash distributions the Operating Partnership will pay to its unitholders. FFO does not represent cash flow from operating, investing and financing activities as defined by GAAP, which are discussed under "Liquidity and Capital Resources" in this section. Additionally, FFO does not measure whether cash flow is sufficient to fund all cash flow needs, including principal amortization, capital expenditures and distributions to unitholders, and should not be considered as an alternative to net income for purposes of evaluating the Operating Partnership's operating performance or as an alternative to cash flow, as defined by GAAP, as a measure of liquidity.

The Operating Partnership's calculation of FFO follows the guidelines issued by NAREIT, including the recognition of rental income on the "straight-line" basis consistent with its treatment in the Operating Partnership's statement of operations under GAAP. The "straight-line" rental adjustment increased rental revenues by $176,000 and $135,000 for the three months ended and $500,000 and $326,000 for the nine months ended September 30, 1997 and 1996, respectively. In accordance with the NAREIT guidelines, the Operating Partnership excludes gains or losses on sales of operating (previously depreciated) real estate assets in calculating FFO, but includes gains or losses on sales of undepreciated assets (land) that are of a recurring nature. Pre-tax gains on land sales are included in FFO in the amount of $79,000 and $27,000, respectively, for the three months ended, and $527,000 and $67,000, respectively, for the nine months ended September 30, 1997 and 1996.

FFO presented herein under NAREIT guidelines is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.

For the three months ended September 30, 1997, FFO increased by $6,594,000 or 92.1% to $13,751,000 compared to FFO of $7,157,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, FFO increased by $15,479,000 or 74.4% to $36,275,000 compared to FFO of $20,796,000 for the nine months ended September 30, 1996. FFO calculated under the current NAREIT guidelines for the three and nine months ended September 30, 1997 and 1996, respectively, are detailed below (in thousands):

------------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS    THREE MONTHS     NINE MONTHS     NINE MONTHS
                                                      Ended           Ended            Ended           Ended
                                                  Sept. 30, 1997  SEPT. 30, 1996  SEPT. 30, 1997   SEPT. 30, 1996
------------------------------------------------------------------------------------------------------------------
Net income                                               $ 7,457         $ 3,731         $19,206          $11,350
Depreciation & amortization                                6,300           3,416          17,344            9,416
Depreciation and amortization -- subsidiaries                 --              10              10               30
Gain on sale of operating real estate asset                   --              --            (209)              --
Gain on sale of operating real estate asset --
 subsidiaries                                                 --              --             (76)              --
------------------------------------------------------------------------------------------------------------------
FUNDS FROM OPERATIONS                                    $13,751         $ 7,157         $36,275          $20,796
------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING                 22,834          13,742          20,816           13,729
------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES AND LEASING COSTS

The following table details the Operating Partnership's capital expenditures and leasing costs for the three and six months ended September 30, 1997 and 1996, respectively (in thousands):

------------------------------------------------------------------------------------------------------------------
                                                 THREE MONTHS    THREE MONTHS      NINE MONTHS        NINE MONTHS
                                                    Ended           Ended             Ended              Ended
                                                Sept. 30, 1997  SEPT. 30, 1996   SEPT. 30, 1997     SEPT. 30, 1996
------------------------------------------------------------------------------------------------------------------
Building acquisitions                                  $31,594         $30,955        $ 81,352            $40,366
Development and land acquisition activity(1)            40,297          17,982          88,124             36,572
Non-revenue-producing building
 improvements                                              249             106             611                390
Tenant improvement and leasing costs
 on second-generation leases(2)                          1,140             625           3,234              2,070
Tenant improvement expenditures to be
 reimbursed by tenants                                      --              40              --                 40
------------------------------------------------------------------------------------------------------------------
                                                       $73,280         $49,708        $173,321(3)         $79,438(4)
------------------------------------------------------------------------------------------------------------------

(1) Includes first-generation leasing costs on stabilized development properties totaling $1,470,000 and $91,000 in the three months ended and $2,816,000 and $645,000 in the nine months ended September 30, 1997 and 1996, respectively.
(2) Includes second-generation leasing costs totaling $471,000 and $393,000 in the three months ended and $1,538,000 and $857,000 in the nine months ended September 30, 1997 and 1996, respectively.
(3) Reflects aggregate capital expenditures and leasing costs net of the settlement of real estate loans of $2,874,000 and including the assumption of indebtedness of $34,779,000, the issuance of $16,568,000 of Common Units and other changes in construction and acquisition related payables, net of receivables, of $2,397,000 for the nine months ended September 30, 1997.
(4) Reflects aggregate capital expenditures and leasing costs, exclusive of the decrease in construction accounts payable of $1,433,000 for the nine months ended September 30, 1996.

The following table summarizes by period the Operating Partnership's capitalized tenant improvement and leasing costs incurred in the renewal or re-leasing of previously occupied space for the nine months ended September 30, 1997, and the year ended December 31, 1996, respectively. The information detailed below is presented based on the date the tenants occupy the leased space.

CAPITALIZED TENANT IMPROVEMENTS AND LEASING COSTS
---------------------------------------------------------------------------------------------
                                                               Nine Months        Year
                                                                  Ended           Ended
(In thousands, except per square foot information)           SEPT. 30, 1997  DEC. 31, 1996
---------------------------------------------------------------------------------------------
Industrial Properties
 Re-leasing
   Square feet re-leased                                                 886            678
   Capitalized tenant improvements and leasing commissions            $1,574         $1,395
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 1.78         $ 2.06
 RENEWAL
   Square feet renewed                                                 1,730          1,027
   Capitalized tenant improvements and leasing commissions            $1,112         $1,055
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 0.64         $ 1.03
 TOTAL
   Square feet                                                         2,616          1,705
   Capitalized tenant improvements and leasing commissions            $2,686         $2,450
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 1.03         $ 1.44
---------------------------------------------------------------------------------------------
SUBURBAN OFFICE PROPERTIES
 Re-leasing
   Square feet re-leased                                                  52             16
   Capitalized tenant improvements and leasing commissions            $  270         $   45
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 5.20         $ 2.80
 RENEWAL
   Square feet renewed                                                   133            106
   Capitalized tenant improvements and leasing commissions            $  217         $  290
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 1.63         $ 2.74
 TOTAL
   Square feet                                                           185            122
   Capitalized tenant improvements and leasing commissions            $  487         $  335
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 2.64         $ 2.75
---------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF TENANT AND LEASE EXPIRATION INFORMATION

TENANTS
As of September 30, 1997, the Operating Partnership's properties were leased to 705 tenants including local, regional, national and international companies.
The Operating Partnership's 30 largest tenants (measured by annualized base rent for leases in place in stabilized properties and in properties under development or in lease-up where tenants were paying rent at September 30, 1997) occupy a total of approximately 27.6 million square feet and represent 30.4% of the annualized base rent as shown in the table below.

30 LARGEST TENANTS MEASURED BY ANNUALIZED BASE RENT
-----------------------------------------------------------------------------------------------------------
                                                                                      % of Total
                                                  Square     Number     Annualized    Annualized
Rank                   Tenant                      Feet     of Leases  Base Rent(1)  BASE RENT(1)   STATE
-----------------------------------------------------------------------------------------------------------
   1  Northern Telecom                             416,271          9  $ 3,085,968           3.4%   NC,TN
   2  Scientific Atlanta, Inc.(2)                  600,413         11    2,668,779           2.9%     GA
   3  IKON Office Solutions, Inc.                  170,000          3    1,422,900           1.6%     GA
   4  GTE Mobilnet Service Realty, L.P.            126,124          3    1,320,976           1.5%   GA,NC
   5  Radian International LLC                      90,159          2    1,170,275           1.3%     NC
   6  Honeywell, Inc.                               70,016          3      963,953           1.1%     GA
   7  DeVry, inc.                                   64,981          1      959,120           1.1%     GA
   8  The Athlete's Foot Group, Inc.               162,651          1      897,155           1.0%     GA
   9  Fisher Scientific Operating Partnership      223,219          1      875,019           1.0%     GA
  10  Tridom Realty, L.P.                          117,403          4      806,423           0.9%     GA
  11  National Data Realty, L.P.                    50,283          4      786,777           0.9%     GA
  12  AT&T Corp.                                    67,551          5      752,082           0.8%  GA,NC,TN
  13  Saab Cars U.S.A., Inc.                        63,625          3      749,509           0.8%     GA
  14  PPD Pharmaco, Inc.                            72,416          4      747,368           0.8%     NC
  15  360 Degree Communications                     58,008          6      710,582           0.8%     NC
  16  Best Buy Stores, L.P.                        222,643          1      703,552           0.8%     GA
  17  United Healthcare                             72,991          2      699,856           0.8%   GA,SC
  18  Intelligent Systems Realty, L.P.             137,100          1      685,500           0.8%     GA
  19  Sally Foster, Inc.                           197,200          2      673,237           0.7%     SC
  20  Vanstar Realty, L.P.                          86,880          4      668,124           0.7%     GA
  21  Yokohama Tire Realty, L.P.                   252,092          1      665,383           0.7%     GA
  22  Auto-Lok, Inc.                               222,900          2      658,879           0.7%     GA
  23  Ahlstrom Recovery, Inc.                       62,893          2      649,493           0.7%     GA
  24  Astronet Realty, L.P.                         34,138          1      648,622           0.7%     GA
  25  Siemens Energy & Automation, Inc.            240,000          3      637,200           0.7%     GA
  26  The Bombay Operating Partnership, Inc.       253,890          2      631,344           0.7%     GA
  27  Southern Multimedia
      Communications, inc.                         117,647          3      604,692           0.7%     GA
  28  United Parcel Service, Inc.                  128,275          3      594,201           0.6%   TN,FL
  29  Appleton Papers Inc.                         210,600          1      593,892           0.6%     GA
  30  Tekelec, Inc.                                 68,236          2      579,324           0.6%     NC
-----------------------------------------------------------------------------------------------------------
                                                 4,660,605         90  $27,610,185          30.4%
-----------------------------------------------------------------------------------------------------------

(1) Annualized cash base rent net of rental concessions, if any, based on leases in place for stabilized properties and in properties under development or in lease-up where tenants were paying rent as of September 30, 1997.
(2) Scientific Atlanta announced plans during the second quarter of 1996 to relocate over a period of several years certain facilities to a new, owned corporate campus. Based on scheduled lease termination dates and assuming the spaces were not re-leased, there would be less than a $0.01 per unit impact on the Operating Partnership's funds from operations and net income in 1997.

LEASE EXPIRATIONS

The following tables show scheduled lease expirations for the Operating Partnership's total property portfolio, for its industrial property portfolio and for its suburban office portfolio, respectively, based on leases under which tenants were paying rent in both stabilized and pre-stabilized properties as of September 30, 1997, assuming no exercise of renewal options or termination rights, if any:

----------------------------------------------------------------------------------------
                                SQUARE                      ANNUALIZED     % OF TOTAL
         Year of                 Feet        % of Total    Base Rent(1)    ANNUALIZED
        Expiration          (In thousands)  Square Feet   (In thousands)  Base Rent(1)
----------------------------------------------------------------------------------------
     Total Portfolio
           1997                       821           5.1%        $ 4,614           4.8%
           1998                     2,752          17.2%         14,501          15.1%
           1999                     1,891          11.9%         11,333          11.8%
           2000                     2,773          17.4%         17,028          17.8%
           2001                     1,308           8.2%          7,553           7.9%
           2002                     1,549           9.7%         11,762          12.3%
           2003                       611           3.8%          5,411           5.6%
           2004                     1,283           8.0%          6,218           6.5%
           2005                       876           5.5%          5,389           5.6%
           2006                       603           3.8%          3,011           3.1%
           2007                       868           5.4%          4,923           5.1%
           2008                       223           1.4%            783           0.8%
           2011                       294           1.8%          1,704           1.8%
           2012                       136           0.8%          1,653           1.8%
----------------------------------------------------------------------------------------
                                 15,988(2)        100.0%        $95,883         100.0%
----------------------------------------------------------------------------------------
  Industrial Properties
           1997                       801           5.4%        $ 4,304           5.6%
           1998                     2,637          17.9%         12,838          16.6%
           1999                     1,800          12.2%         10,206          13.2%
           2000                     2,520          17.1%         13,669          17.6%
           2001                     1,238           8.4%          6,517           8.4%
           2002                     1,297           8.8%          7,617           9.8%
           2003                       439           3.0%          2,857           3.7%
           2004                     1,179           8.0%          4,518           5.8%
           2005                       847           5.8%          4,950           6.4%
           2006                       582           3.9%          2,642           3.4%
           2007                       818           5.5%          4,463           5.8%
           2008                       223           1.5%            783           1.0%
           2011                       294           2.0%          1,704           2.2%
           2012                        68           0.5%            451           0.5%
----------------------------------------------------------------------------------------
                                   14,743         100.0%        $77,519         100.0%
----------------------------------------------------------------------------------------

                                            (Table continued on following page)

----------------------------------------------------------------------------------------
                              Square                      Annualized     % of Total
        Year of                Feet        % of Total    Base Rent(1)    ANNUALIZED
       Expiration         (In thousands)  Square Feet   (In thousands)  Base Rent(1)
----------------------------------------------------------------------------------------
   SURBURBAN
   OFFICE PROPERTIES
          1997                       21           1.7%        $   310           1.7%
          1998                      114           9.5%          1,651           9.2%
          1999                       90           7.5%          1,105           6.2%
          2000                      216          18.0%          3,050          17.0%
          2001                       70           5.9%          1,036           5.8%
          2002                      252          21.1%          4,146          23.2%
          2003                      172          14.4%          2,554          14.3%
          2004                      104           8.7%          1,700           9.5%
          2005                       26           2.1%            382           2.1%
          2006                       17           1.5%            309           1.7%
          2007                       50           4.2%            460           2.6%
          2008                        0           0.0%              0           0.0%
          2011                        0           0.0%              0           0.0%
          2012                       65           5.4%          1,203           6.7%
----------------------------------------------------------------------------------------
                                  1,197         100.0%        $17,906         100.0%
----------------------------------------------------------------------------------------

   (1) Annualized base rent represents the annualized monthly base rental at the time of lease expiration.
   (2) The total square footage as of September 30, 1997, is comprised of approximately 15,152,920 square feet of leases in stabilized properties, and approximately 835,304 square feet of leases in properties under development or in lease-up where tenants are paying rent as of September 30, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share" was issued prescribing a new method for computing earnings per share. When implemented, SFAS 128 will supercede Accounting Principles Board Opinion ("APB") 15, "Earnings per Share," the current accounting literature utilized in computing earnings per share under generally accepted accounting principles. Under SFAS 128, the Operating Partnership will be required to present both basic and diluted earnings per unit in its interim and annual financial statements for periods beginning with its financial statements for the quarter and year ended December 31, 1997. The impact of SFAS 128 on the Operating Partnership's consolidated earnings per unit amounts for the three and nine months ended September 30, 1997 and 1996 are discussed in Note 6 to the consolidated condensed financial statements.

In June 1997, SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" was issued prescribing new guidelines for the reporting of segment data. SFAS 131 will apply to all public, for-profit companies and will be effective for calendar year end companies in the year ended December 31, 1998. The Operating Partnership is reporting under prior accounting standards, but may be required to provide certain segment disclosures under SFAS 131. The Operating Partnership is evaluating SFAS 131, but has not determined the specific nature and magnitude of the disclosures required by SFAS 131.

IMPACT OF INFLATION

In the last three years, inflation has not had a significant impact on the Operating Partnership because of the relatively low inflation rate. Substantially all tenant leases do, however, contain provisions designed to protect the Operating Partnership from the impact of inflation. Most of the leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Operating Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the leases are for terms of less than seven years, which may enable the Operating Partnership to replace existing leases with new leases at higher base rentals if rents under the existing leases are below the then-existing market rate. However, there can be no assurance that the Operating Partnership would be able to replace existing leases with new leases at higher base rentals.

PART II - OTHER INFORMATION
ITEM 2 - CHANGE IN SECURITIES

       During the three months ended September 30, 1997, the Operating Partnership issued a total of 83,568 Common Units, in full or partial consideration for the acquisition of real estate properties from Lichtin. The aggregate value of the properties acquired by the Operating Partnership in exchange for such Common Units was approximately $2.2 million. Common Units are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option. The Units were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the Lichtin acquisition agreements. These Common Units are subject to a registration rights and lock-up agreement which generally restricts the disposition of the Common Units until December 31, 1999.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits

              10.1 - First Amendment to Credit Agreement dated September 1, 1997 by and among Wachovia Bank of Georgia, N.A., as agent bank for Wachovia Bank of Georgia, N.A., First Union National Bank of Georgia, Commerzbank A.G. and Mellon Bank, as lenders, Weeks Realty, L.P., Weeks Construction Services, Inc., Weeks Realty Services, Inc., Weeks Development Partnership and Weeks Financing Limited Partnership, as borrowers, and Weeks Realty, L.P., Weeks GP Holdings, Inc., Weeks LP Holdings, Inc., and Weeks Realty, L.P., as guarantors.

              11.1 - Computation of earnings per common share.

              27.1 - Financial data schedule.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               WEEKS REALTY, L.P.
                               -----------------------------------------------
                               (Registrant)
                               By:  Weeks GP Holdings, Inc., as General Partner



November 12, 1997              /s/ A. R. Weeks, Jr.
                               ------------------------------------------------
                               A. R. Weeks, Jr.
                               Chairman of the Board and
                               Chief Executive Officer



November 12, 1997              /s/ David P. Stockert
                               ------------------------------------------------
                               David P. Stockert
                               Senior Vice President and
                               Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.         Description                                        Page No.
-------------------------------------------------------------------------------
   10.1       First Amendement to Credit Agreement dated                   _
              September 1, 1997 by and among Wachovia Bank
              of Georgia, N.A., as agent bank for Wachovia Bank
              of Georgia, N.A., First Union National Bank of Georgia, Commerzbank A.G. and Mellon Bank, as lenders,
              Weeks Realty, L.P., Weeks Construction Services, Inc.,
              Weeks Realty Services, Inc., Weeks Development
              Partnership and Weeks Financing Limited Partnership,
              as borrowers, and Weeks Realty, L.P., Weeks GP
              Holdings, Inc., Weeks LP Holdings, Inc., and Weeks
              Realty, L.P., as guarantors
   11.1       Computation of earnings per common unit                      _
   27.1       Financial data schedule                                      _