Form 10-K
period 1997-12-31
WEEKS REALTY L P
filed 1998-03-31
CIK 930082

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                             ---------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                        Commission file number 000-22933
                                               ---------

                               WEEKS REALTY, L.P.
             (Exact name of registrant as specified in its charter)

        Georgia                                       58-2121388
        -------                                       ----------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

                   4497 Park Drive, Norcross, Georgia  30093
                   -----------------------------------------
          (Address of principal executive offices, including zip code)

                                (770) 923-4076
                                --------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
         Title of each class                         which registered
         -------------------                         ----------------
Units of Limited Partnership Interest ("Units")       Not applicable


       Securities registered pursuant to Section 12(g) of the Act:   None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X      NO
                                              ---       ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

          The aggregate market value of the Common Units held by non-affiliates was approximately $645,495,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of Weeks Corporation's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 20, 1998, are incorporated by reference in Part III, Items 10, 11, and 13.

                                TABLE OF CONTENTS


Item No.    FINANCIAL INFORMATION                                   Page No.
-------     ---------------------                                   --------

            PART I

   1.       Business....................................................3
   2.       Properties.................................................16
   3.       Legal Proceedings..........................................28
   4.       Submission of Matters to a Vote of Security Holders........28
   X.       Executive Officers of the Registrant.......................29

            PART II

   5.       Market for Registrant*s Common Equity
                and Related Shareholder Matters........................32
   6.       Selected Financial Data....................................34
   7.       Management*s Discussion and Analysis of Financial
                Condition and Results of Operations....................35
   8.       Financial Statements and Supplementary Data................48
   9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure....................48

            PART III

   10.      Directors and Executive Officers of the Registrant.........48
   11.      Executive Compensation.....................................48
   12.      Security Ownership of Certain Beneficial
                Owners and Management..................................49
   13.      Certain Relationships and Related Transactions.............51

            PART IV

   14.      Exhibits, Financial Statement Schedule
                and Reports on Form 8-K................................51

                                    PART I

ITEM 1.   BUSINESS

                           THE OPERATING PARTNERSHIP

Weeks Realty, L.P. (a Georgia limited partnership, the "Operating Partnership" or "Registrant") and its subsidiaries own, operate, develop, construct, acquire and manage industrial and suburban office buildings in the southeast United States. Weeks Corporation (a Georgia corporation), through its wholly owned subsidiaries, Weeks GP Holdings, Inc. ("Weeks GP") and Weeks LP Holdings, Inc. ("Weeks LP"), referred to herein as the "Company," is the sole general partner and a limited partner and owns a majority interest in the Operating Partnership. The Operating Partnership, including the operations of its subsidiaries, conducts substantially all of the on-going operations of Weeks Corporation, a publicly traded company that operates as a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Since 1965, the Operating Partnership, together with its affiliates and predecessors, has developed, owned, managed, constructed and acquired primarily institutional-quality industrial and suburban office properties in select metropolitan markets in the Southeast.

The Operating Partnership, including the operating entities described below, is the entity through which all of the Company's operations are conducted. At December 31, 1997, the Company controlled the Operating Partnership as the holder of a 75.9% ownership interest in the Operating Partnership. At December 31, 1997, the Company owned the sole 1.0% general partnership interest in the Operating Partnership through Weeks GP and a 74.9% limited partnership interest through Weeks LP. Additionally, at December 31, 1997, Weeks LP owns all of the 6,000,000 series A preferred units outstanding, as discussed below. The other limited partners of the Operating Partnership are those individuals and entities (including certain officers and directors of the Company) (i) who, at the time of the Company's initial public offering, elected to hold all or a portion of their respective interests in the Company in the form of Units rather than receiving shares of the Company's common stock and (ii) who have contributed, directly or indirectly, certain assets, properties and businesses to the capital of the Operating Partnership (collectively, the "Limited Partners"). At December 31, 1997, the Operating Partnership had 23,336,687 Common units of limited partnership interest ("Common Units") and 6,000,000 8% series A preferred units outstanding. The Common Units have substantially the same economic characteristics as the Company's common stock. The series A preferred units have substantially the same economic characteristics as the Company's series A preferred stock. The series A preferred units carry an 8% cumulative distribution requirement and have a liquidation preference of $25.00 per unit.

Each Common Unit may be redeemed by the holder thereof for either one share of the Company's common stock or cash equal to the fair market value thereof at the time of such redemption, at the option of the Company. As of December 31, 1997, the Company had issued common stock in connection with all redemptions. With each redemption of outstanding Common Units for the Company's common stock, the Company's percentage ownership in the Operating Partnership will increase. In addition, whenever the Company issues shares of its equity securities, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Units to either Weeks GP or Weeks LP, as appropriate, having substantially the same economic characteristics as the equity securities issued by the Company. The Company's weighted average ownership interest in the Operating Partnership was 76.5% and 80.6% for the years ended December 31, 1997 and 1996, respectively. Both Weeks GP and Weeks LP are qualified REIT subsidiaries within the meaning of Section 856(i)(2) of the Code and their existence will be disregarded for federal income tax purposes.

As of December 31, 1997, the Operating Partnership's in-service property portfolio consisted of 218 industrial properties, 21 suburban office properties and three retail properties comprising 17,015,000 square feet. One additional in-service property totaling 86,000 square feet was held in a 50% owned entity. In-service properties exclude properties under development that are not yet stabilized (i.e., substantially leased) and properties under agreement to acquire. As of December 31, 1997, the Operating Partnership's primary markets and the concentration of the Operating Partnership's portfolio (based on square footage of in-service properties) are Atlanta, Georgia (70%), Nashville, Tennessee (12%), Raleigh-Durham-Chapel Hill (the "Research Triangle"), North Carolina (12%), Orlando, Florida (4%), and Spartanburg, South Carolina (2%). In addition, 55 industrial, suburban office and retail properties were under development, in lease-up or under agreement to acquire at December 31, 1997, comprising an additional 6,210,000 square feet (see "Properties" below).

As sole general partner, the Company (through Weeks GP), has the exclusive power under the agreement of limited partnership of the Operating Partnership to manage and conduct the business of the Operating Partnership, subject to the consent of a majority in interest of the Limited Partners (other than Weeks LP) in connection with (i) the sale of all or substantially all of the assets of the Operating Partnership, (ii) the merger of the Operating Partnership into another entity if the Operating Partnership is not the surviving entity, (iii) the dissolution of the Operating Partnership or (iv) the acquisition of any personal or real property other than in the name of the Operating Partnership or of certain other entities in which the Operating Partnership has an interest. The board of directors of the Company manages the affairs of the Company, which directs the affairs of the Operating Partnership through Weeks GP. The Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of the assets of the General Partner or a decree of judicial dissolution of the Operating Partnership pursuant to the provisions of Georgia law, prior to December 31, 2093, without a vote of the Limited Partners. The Company's limited and general partnership interests in the Operating Partnership entitle it to share in cash distributions from, and in profits and losses of, the Operating Partnership in proportion to the Company's percentage interest therein (through Weeks GP and Weeks LP) and entitle the Company to vote (through Weeks LP) on all matters requiring a vote of the Limited Partners (other than the matters set forth in subsections (i) through (iv) of this paragraph).

Additionally, the terms of the limited partnership agreement obligate the Company to contribute the net proceeds from the issuance of additional equity securities, including issuances under the Company's incentive stock plan, to the Operating Partnership in exchange for Units having substantially the same economic characteristics as the equity securities issued by the Company.

Operating Partnership net profits, net losses and cash flow (after all allocations to preferred ownership interests) are allocated to the partners in proportion to their common ownership interests. Cash distributions from the Operating Partnership shall be, at a minimum, sufficient to enable the Company to satisfy its annual dividend requirements to maintain its REIT status under the Code.

The Operating Partnership conducts its third-party service businesses through two subsidiary companies (the "Service Companies"): Weeks Realty Services,
Inc. ("Weeks Realty Services"), conducts third-party landscape, property management and leasing services, and Weeks Construction Services, Inc. ("Weeks Construction Services"), conducts third-party construction services. The Operating Partnership holds 100% of the nonvoting and 1% of the voting common stock of these Service Companies. The remaining voting common stock is held by three executive officers of the Operating Partnership. The ownership of the common stock of the Service Companies entitles the Operating Partnership to substantially all (99%) of the economic benefits from the results of the Service Companies' operations (see Notes 2 and 6 to the consolidated financial statements).

On August 24, 1994, the Company completed a business combination and an initial public offering of common stock resulting in the organizational and operating structure discussed above. The Operating Partnership and its subsidiaries, including the Service Companies, succeeded to substantially all of the interests in certain land and industrial and suburban office buildings under common ownership and to the development, construction, landscape and management businesses of the predecessors to the Operating Partnership referred to herein as the "Weeks Group."

The Operating Partnership owns five of its industrial buildings in Atlanta, Georgia through its 99% ownership of Weeks Financing Limited Partnership (the "Financing Partnership"). The Financing Partnership buildings are encumbered by mortgage indebtedness. The remaining 1% ownership interest in the Financing Partnership is held by Weeks Realty Services.

Four buildings located in the Research Triangle are owned by Weeks NC Financing Limited Partnership (the "NC Financing Partnership"), a subsidiary of the Operating Partnership. The Operating Partnership owns a 99% interest in the NC Financing Partnership. The remaining 1% interest is owned by a wholly owned subsidiary of the Operating Partnership. The NC Financing Partnership buildings are encumbered by mortgage indebtedness.

Based on the Units outstanding on February 28, 1998, executive officers and directors of the Company own approximately 14% of the Units of the Operating Partnership, including those Common Units attributable to shares of the Company that are owned by such executive officers and directors. Such ownership excludes 2,774 shares of Company common stock and 320,124 Common Units beneficially owned A. Ray Weeks, Jr., as trustee of two trusts for the benefit of certain members of the Weeks family, 31,810 shares of Company common stock held by a foundation of which A. Ray Weeks, Jr., is a director, 3,000 shares of Company common stock held by a family trust of which A. Ray Weeks, Jr., is a trustee, 1,307,647 Common Units and 57,278 shares of common stock beneficially owned by John W. Nelley, Jr. and Albert W. Buckley, Jr., as general partners of NWI Warehouse Group, L.P., and 546,435 shares of Company common stock issuable upon the exercise of options outstanding on February 28, 1998, granted to executive officers and directors of the Company.

This Annual Report on Form 10-K, including documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the events and results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the general economic climate, competition and the supply of and demand for industrial and suburban office properties in the Operating Partnership's markets, interest rate levels, the availability of financing, potential environmental liability and other risks associated with the ownership, development and acquisition of properties, including risks that tenants will not take or remain in occupancy or pay rent, or that construction or operating costs may be greater than anticipated, and those discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing elsewhere herein.

Operating Partnership History

The Operating Partnership's predecessor entities were founded in 1965 by A.R. Weeks, Sr., the father of A. Ray Weeks, Jr., the Company's Chairman of the Board and Chief Executive Officer. Under the leadership of A. Ray Weeks, Jr. and Forrest W. Robinson, the Company's President and Chief Operating Officer, the Operating Partnership's predecessor entities operated as a private real estate organization until August 1994, when the Company completed an initial public offering and elected to be taxed as a REIT and the Operating Partnership was formed. Thomas D. Senkbeil joined the Company as Vice Chairman of the Board and Chief Investment Officer in October 1992. Prior to joining the Company, Mr. Senkbeil had been a principal in another real estate development and management firm in Atlanta, Georgia.

In November 1996, the Operating Partnership completed the initial phase of the acquisition of the properties and related operations of NWI Warehouse Group, L.P. ("NWI"), and Buckley & Company Real Estate, Inc. ("Buckley"), each of Nashville, Tennessee (see Note 7 to the consolidated financial statements). Through that transaction, the Operating Partnership established a presence in Nashville, Tennessee, and both of the principals of NWI and Buckley, John W. Nelley, Jr., and Albert W. Buckley, Jr., joined the Company as Managing Directors with responsibility for the Operating Partnership's activities in Nashville, Tennessee. In December 1996, the Operating Partnership completed the initial phase of its acquisition of the properties and related operations of Lichtin Properties, Inc. ("Lichtin"), of the Research Triangle area of North Carolina (see Note 7 to the consolidated financial statements). Through that transaction, the Operating Partnership established a presence in the Research Triangle, and Harold S. Lichtin, the President of Lichtin, joined the Company's Board of Directors. John W. Nelley, Jr. and Harold S. Lichtin currently serve on the Company's Board of Directors.

In January 1998, the Operating Partnership acquired a 2,477,000 square foot, 24-building property portfolio in Miami, Florida (see Note 7 to the consolidated financial statements) and in February 1998, one of the Service Companies acquired a one-third interest in Codina Group, Inc., a South Florida commercial and industrial real estate services company that developed the Miami portfolio (see Note 6 to the consolidated financial statements). St. Joe Corporation, a publicly traded company which, through its subsidiaries, is the largest single private landowner in the State of Florida, also purchased a one-third interest in Codina Group, Inc. Through these combined transactions, the Operating Partnership established a presence in South Florida with the intention of pursuing development and acquisition activity in that market.

The Operating Partnership's principal executive offices are located at 4497 Park Drive, Norcross, Georgia 30093 and its telephone number is (770) 923-4076. The Company was incorporated in Georgia as A. R. Weeks & Associates, Inc. in 1983, and changed its name to Weeks Corporation in June 1994. Weeks GP, a Georgia corporation, was incorporated in October 1996. Weeks LP, a Georgia corporation, was incorporated in October 1996. The Operating Partnership is a Georgia limited partnership that was formed in June 1994 for the purpose of consolidating the operating and development businesses of the Company and a portfolio of certain of the properties described herein. The Company, the Operating Partnership and the Service Companies currently employ approximately 408 full-time employees.

Competition

Numerous properties compete with the Operating Partnership's properties in attracting tenants and corporate users. Some of these competing properties may be newer or better located than the Operating Partnership's properties. The number of competitive industrial or suburban office properties and the availability of land suitable for industrial or suburban office development in a particular area could have a material effect on the Operating Partnership's ability to lease or develop space. The Operating Partnership may be competing with other developers that have greater resources than the Operating Partnership. In addition, in order to maintain the Company's qualification as a REIT, the Operating Partnership will be required under the Code to distribute annually significant amounts of cash from operations, while some of its competitors may be able to retain more of their working capital to finance projects.

The Operating Partnership competes for tenants based on its high level of client service, the quality of its properties and business parks, and its ability to successfully develop a wide range of industrial and suburban office properties. Leases at the Operating Partnership's properties are priced competitively based on market conditions, supply and demand characteristics, and the quality of the Operating Partnership's properties and services. The Operating Partnership does not seek to compete solely on the basis of providing the low-cost solution for all tenants.

Real Estate Investments

The Operating Partnership's real estate investments are subject to varying degrees of risk. Income from the Operating Partnership's properties and the demand for new development properties may be adversely affected by the general economic climate; local conditions such as oversupply of industrial or office properties or a reduction in demand for industrial or office properties in the markets where the Operating Partnership owns properties; the attractiveness of the Operating Partnership's properties; the ability of the Operating Partnership to provide adequate maintenance and insurance; and increased operating costs (including real estate taxes). In addition, income from the Operating Partnership's properties and the value of its real estate are also affected by such factors as the cost of regulatory compliance, interest rate levels and the availability of financing. The Operating Partnership's income and operations would be adversely affected if a significant number of tenants were unable to pay rent or the Operating Partnership's properties could not be rented on favorable terms. Certain significant expenditures associated with the Operating Partnership's investments in real estate (such as mortgage payments, if any, real estate taxes and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the property.

Environmental Liabilities

Under various federal, state and local laws and regulations, an owner or operator of real estate may be held liable for the costs of removal or remediation of hazardous or toxic substances located on or in the property. These laws often impose such liability without regard to whether the owner knows of, or was responsible for, the presence of such hazardous or toxic substances. The costs of any required remediation or removal of such substances may be substantial. In addition, the owner's liability as to any property is generally not limited under such laws and regulations and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to remediate such substances properly, may also adversely affect the owner's ability to sell or lease the property or to borrow using the property as collateral. Under such laws and regulations, an owner or entity that arranges for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may also be liable for the costs of removal or remediation of all such substances at such facility, whether or not such facility is owned or operated by such person. Certain tenants of the Operating Partnership handle and store hazardous substances at the Operating Partnership's properties. As a result, in connection with the ownership of the Operating Partnership's properties or land held for development and a tenant's improper handling, storage, disposal or treatment of such hazardous or toxic substances, the Operating Partnership may be liable for such costs, including the removal or remediation of all such substances from such properties. Some laws and regulations impose liability for the release of certain materials into the air or water from a property, including asbestos, and such release can form the basis for liability to third parties for personal injury or other damages. Other laws and regulations can limit the development of and impose liability for the disturbance of wetlands or the habitats of threatened or endangered species.

The Operating Partnership regularly makes capital expenditures and reviews the conditions of its properties and its land held for development in order to maintain compliance with applicable environmental laws. Based on facts currently known to it, the Operating Partnership does not believe it will be required under existing environmental laws to expend amounts that would have a material adverse effect on its results of operations, financial condition or liquidity. However, no assurance can be given that material environmental liabilities do not exist, that any prior owner or operator of a property or land held for development did not create any material environmental condition not known to the Operating Partnership, that a material environmental condition does not otherwise exist as to any one or more of the properties or land held for development, or that future uses and conditions (including changes in applicable environmental laws and regulations and the uses and conditions of properties in the vicinity, such as leaking underground storage tanks and the activities of the tenants) will not result in the imposition of environmental liability. No material expenditures were made by the Operating Partnership in 1997, 1996 or 1995 relating to environmental matters.

                 INVESTMENT OBJECTIVES AND OPERATING STRATEGIES

The Operating Partnership's primary investment objective is to increase per unit cash available for distribution by (1) developing institutional-quality, functional multi-tenant and build-to-suit industrial and suburban office properties, (2) acquiring industrial and suburban office properties in strategic locations where the Operating Partnership can establish or enhance its market presence, (3) maximizing cash flow through active leasing and management of its properties, and (4) expanding strategically into new geographic markets. The Operating Partnership has structured its operations, as discussed in more detail below, to meet these investment objectives.

Fully Integrated Real Estate Organization
The Operating Partnership is a fully integrated real estate organization with resources dedicated to:

     . marketing                       . landscaping
     . development                     . property management
     . construction                    . civil engineering
     . investment analysis             . legal
     . asset management                . design
     . financing                       . information systems

The Operating Partnership believes that by providing a full range of services it can control quality and provide greater client service, improve timely delivery of its industrial and suburban office developments and promote cost savings.

Development of Business Park Environments

The Operating Partnership develops and owns its properties primarily in business park environments (see discussion under "Properties"). Alone or with its joint venture partners, the Operating Partnership controls all aspects of the development process in a majority of the business parks in which it operates, including site selection and project concept, master planning and zoning, design and construction, leasing and property management. Each business park is in proximity to an interstate highway interchange and retail and residential amenities.

The Operating Partnership's business parks emphasize flexible land plans, extensive landscaping and protective covenants which restrict the uses and control the architecture and signage. In addition to its properties, the Operating Partnership provides landscaping services for other corporate users in its controlled business parks. The Operating Partnership will continue to emphasize business park development in future years.

Product Focus

The Operating Partnership develops or acquires industrial and suburban office properties, primarily in suburban locations (see related discussion of product types under "Properties"). The Operating Partnership's properties can include both single-tenant (build-to-suit) buildings and multi-tenant buildings. The Operating Partnership designs properties that can be modified economically to meet the needs of various clients and that can often function as either multi-tenant or single-tenant buildings.

The Operating Partnership develops institutional-quality, general purpose properties that are designed to be architecturally attractive and to serve the needs of a variety of tenants in a particular submarket. The Operating Partnership attempts to limit tenant improvement expenditures to those which are in demand by, and adaptable with moderate modification to, a high number of users in a market. The Operating Partnership controls tenant improvement expenditures by utilizing its in-house interior finish department to supervise the construction process and by compensating its marketing representatives based on a formula which takes into account the cost of tenant finish requirements. The Operating Partnership uses standard finish materials for most of its tenants. The Operating Partnership's annual purchase programs allow it to procure these materials on a volume discount basis.

Southeast Market Focus

The Operating Partnership focuses its activities in what it believes are some of the fastest growing markets in the Southeast. As detailed below, states within the Southeast where the Operating Partnership focuses its activities have generally experienced greater percentage growth in employment and population than the United States as a whole.

                        Employment and Population Growth
                              (percentage change)

--------------------------------------------------------------------------------
                                   Non-Farm
                               Employment Growth        Population Growth
                             Jan '97 - Jan '98/(a)/   Jul '96 - Jul '97/(b)/
--------------------------------------------------------------------------------
Georgia                              3.4%                    2.1%
Florida                              4.1%                    1.6%
North Carolina                       3.2%                    1.6%
South Carolina                       3.0%                    1.2%
Tennessee                            2.3%                    1.1%
  U.S. Average                       2.7%                    0.9%

(a)  Source:  Bureau of Labor Statistics.
(b)  Source:  U.S. Census Bureau.

Metropolitan Atlanta, Georgia. The Operating Partnership was founded and is currently headquartered in metropolitan Atlanta, and is one of metropolitan Atlanta's largest industrial property owners. Metropolitan Atlanta's rapid growth in both employment and population is due in part to its role as a business and distribution center for the entire Southeast.

According to Jamison Research, Inc. ("Jamison"), which publishes data on metropolitan Atlanta's industrial and office real estate markets, the metropolitan area in 1997 recorded industrial net absorption of approximately
13.2 million square feet, and over the past five years, metropolitan Atlanta's industrial net absorption has totaled more than 50 million square feet. Also according to Jamison, metropolitan Atlanta's office market recorded net absorption of approximately 3.8 million square feet during 1997. The approximately 17.0 million square feet of combined industrial and office net absorption in metropolitan Atlanta in 1997, compares to approximately 12.6 million square feet in 1996.

The Operating Partnership's completed and in-service properties located in metropolitan Atlanta consisted of approximately 93% industrial properties and approximately 7% suburban office properties at December 31, 1997, and had an average occupancy rate on such date of 96.0%, nearly four percentage points better than the overall market occupancy, according to figures published by Jamison. The Operating Partnership believes that one of the reasons that the occupancy rate of its metropolitan Atlanta properties is higher than the overall market is that it generally focuses its activities on the submarkets that are among the metropolitan area's strongest. According to Jamison, the major submarkets where the Operating Partnership generally focuses its activities accounted for less than 50% of metropolitan Atlanta's approximately 416 million square feet of industrial and office space at

December 31, 1997, but recorded more than 70% of the metropolitan area's net absorption in 1997. The Operating Partnership allocates its development activity in metropolitan Atlanta among all four of its primary industrial and suburban office property types and among a number of distinct submarkets, based on its determination of supply and demand conditions.

Nashville, Tennessee. The Operating Partnership entered the Nashville market in November 1996, with its acquisition of NWI (see Note 7 to the consolidated financial statements). Like Atlanta, Nashville is the state capital and has a well-developed transportation infrastructure. Nashville is also well located as a point of distribution. According to the Nashville Area Chamber of Commerce, Nashville lies within a 600 mile radius of 50% of the United States population. Because of NWI's established presence in the Nashville industrial real estate market, the Operating Partnership is operating in Nashville under the name "Weeks/NWI."

At December 31, 1997, all of the Operating Partnership's completed and in-service properties in Nashville are industrial properties and had an average occupancy rate on such date of 91.8%.

Research Triangle, North Carolina. The Operating Partnership entered the Research Triangle area of North Carolina in December 1996, with its acquisition of Lichtin (see Note 7 to the consolidated financial statements). The Research Triangle market is characterized as a center for high technology, communications, research and development and health care, and attracts many of its employees from its three universities: Duke University, The University of North Carolina and North Carolina State University. Research Triangle Park, which is located adjacent to most of the Operating Partnership's portfolio, is one of the nation's largest planned research parks, with more than 70 national and international research organizations employing over 35,000 people. Research Triangle Park generally consists of corporate-owned facilities devoted to research and development. Many of the Operating Partnership's properties house administrative, technology and service functions that complement the activities of businesses with facilities located within Research Triangle Park.


The Operating Partnership's completed and in-service properties in the Research Triangle comprised 20 industrial properties and eight suburban office properties at December 31, 1997, and had an average occupancy rate on such date of 98.1%.

Orlando, Florida. The Operating Partnership entered the Orlando market in April 1995 with the purchase of an approximately 190,000 square foot portfolio of industrial properties. The Operating Partnership's decision to expand into Orlando was based in part on the city's geographic location as a point of distribution for the state of Florida, the most highly populated state in the Southeast. Since entering Orlando in 1995, the Operating Partnership has increased its portfolio of in-service properties to approximately 739,000 square feet as of December 31, 1997, and has opened a local office. All of the Operating Partnership's 11 completed and in-service properties in Orlando at December 31, 1997, are industrial properties and had an average occupancy rate on such date of 97.9%.

Tampa, Florida. The Operating Partnership entered the Tampa market in 1997, with plans to develop two new business parks, totaling approximately 1.5 million square feet. At year-end, the Operating Partnership did not have any in-service properties in the Tampa market. The Operating Partnership currently runs it Tampa operations using personnel located in Orlando, however, the Operating Partnership recently acquired an experienced Tampa-based marketing officer.

Jacksonville, Florida. The Operating Partnership entered the Jacksonville market in 1997 by acquiring the rights to the remaining land at the Jacksonville International Tradeport, the only industrial park in a tax increment financing district, located near Jacksonville International Airport. The Operating Partnership estimates that the development potential of this land at December 31, 1997, may total more than 2.0 million square feet. The Operating Partnership also hired two local market officers who had primary responsibility for developing Jacksonville International Tradeport. The Operating Partnership's one in-service industrial property in Jacksonville was 100% occupied as of December 31, 1997.

Miami, Florida. The Operating Partnership entered the Miami market in early 1998 through the acquisition of Beacon Centre, a 24-building, 2.5 million square foot mixed use industrial, office and retail development, located near the Miami International Airport. In connection with the acquisition of Beacon Centre, the Operating Partnership also acquired a one-third interest in Codina Group, Inc., a South Florida commercial and industrial real estate services company that developed the property (see Notes 6 and 7 to the consolidated financial statements). St. Joe Corporation, a publicly traded company which, through its subsidiaries, is the largest single private landowner in the State of Florida, also purchased a one-third interest in Codina Group, Inc. Through these combined transactions, the Operating Partnership intends to pursue additional development and acquisition activity throughout South Florida.

Spartanburg, South Carolina. Spartanburg is the Operating Partnership's smallest market and is served out of the Operating Partnership's Atlanta headquarters. The Operating Partnership's activities in Spartanburg consist of properties owned and developed at Hillside business park. Hillside is located one exit north on I-85 from BMW's automobile production facility that opened in 1995. The occupancy rate of the Operating Partnership's approximately 386,000 square feet of completed and in-service properties in Spartanburg was 100% as of December 31, 1997.

                            BUSINESS GROWTH STRATEGY

Development

The Operating Partnership is an experienced developer of institutional-quality, general purpose industrial and suburban office multi-tenant and build-to-suit properties, and has personnel engaged in all phases of the development process, including market analysis, site selection, zoning, design, civil engineering, construction and landscaping. The Operating Partnership currently has adequate sources for raw materials needed to construct its new properties, including access to qualified labor and subcontractors. In 1997 and 1996, the Operating Partnership completed and stabilized 26 development properties and two property expansions totaling approximately 2.8 million square feet.

Acquisitions

The Operating Partnership balances its development activity by making opportunistic acquisitions in strategic locations that establish or enhance the Operating Partnership's market position, or where the Operating Partnership's skills and market knowledge can enhance value through additional development, property management or physical upgrades. In 1997 and 1996, the Operating Partnership acquired 83 properties totaling approximately 5.4 million square feet.

Risks of Development and Acquisitions

New project development is subject to a number of risks, including risks of construction delays or cost overruns that may increase project costs, risks that the project will not achieve anticipated occupancy levels or sustain anticipated rent levels, and new project commencement risks such as the failure to obtain zoning, occupancy and other required government permits and authorizations, and the incurrence of development costs in connection with projects that are not pursued to completion.

Acquisitions entail risks that (i) existing agreements to acquire properties may fail to close, (ii) acquired properties may not perform in accordance with management's expectations, including projected occupancy and rental rates, (iii) the senior executives and employees of an acquired business will not be successfully integrated into the Operating Partnership, or (iv) the Operating Partnership may have underestimated the cost of improvements required to bring an acquired property up to standards established for the market position intended for that property. Although the Operating Partnership has successfully acquired properties and effectively integrated their operations in the past, there can be no assurance that the Operating Partnership will be able to continue to make successful acquisitions in the future or that any such acquisitions will be successfully integrated into the Operating Partnership's operations. Furthermore, there can be no assurance that an acquisition will not have an adverse effect upon the Operating Partnership's operating results, particularly in the fiscal quarters immediately following the consummation of such acquisition, or that the Operating Partnership will be able to continue to operate an acquired business in a profitable manner.

Both development and acquisitions also involve risks that the Operating Partnership will fail to obtain adequate sources of financing (see "Management's Discussion and Analysis of Financial Condition and Results of Operations ' Liquidity and Capital Resources").

Land Control

An important part of the Operating Partnership's development strategy is to own or control land sufficient to allow it to develop exclusive business park environments and to accommodate the expansion and relocation needs of its tenants. The Operating Partnership employs a number of ownership and control arrangements in its land strategy, including outright purchases, joint ventures, staged acquisitions, options and exclusive marketing and development agreements. By doing so, the Operating Partnership believes that it can control sufficient land acreage, while mitigating the negative impact of land carrying costs.

At December 31, 1997, the Operating Partnership also owned or controlled (through agreements to purchase, options and marketing and development agreements) approximately 2,017 net usable acres of undeveloped land, located primarily in existing business parks with zoning and infrastructure in place. The Operating Partnership believes the development potential of this land may ultimately total approximately 20.3 million square feet (see "Properties").

Internal Growth

The Operating Partnership attempts to maximize its available cash flow by increasing the occupancy rate of those properties that are not fully leased, maintaining high occupancy rates, raising effective rental rates and controlling operating expenses and capital expenditures. The occupancy rate of the Operating Partnership's stabilized properties (i.e., those having reached substantial lease-up) was 96.0% as of December 31, 1997. The Operating Partnership believes that its emphasis on providing quality facilities and client service has resulted in a high retention of its tenants and low turnover. Of the leases that expired in 1997 (representing approximately 3.0 million square feet), tenants occupying approximately 72% of such space renewed their leases with the Operating Partnership. The Operating Partnership believes that this high retention of its tenants results in lower re-leasing costs and decreased potential loss due to vacancy. In addition, in 1997, 55 tenant expansions were completed for existing tenants, totaling approximately 650,000 square feet.

The leases for the Operating Partnership's properties have terms ranging from one to fifteen years, with terms for multi-tenant properties typically between three and five years and for build-to-suit properties typically between seven and ten years. Typically, the tenant in a multi-tenant property pays for increases in taxes, operating costs and insurance above a base year level. For build-to-suit properties, the tenant typically pays for all taxes, insurance and operating costs. Approximately 65% of the Operating Partnership's leases (based on leased square footage as of December 31, 1997) contain contractual rent escalations.

The high average occupancy of the Operating Partnership's properties reflects the generally strong supply and demand conditions in its markets. As a result, the Operating Partnership continues to be able to increase average rents and generally to avoid offering tenant concessions. During 1997, the Operating Partnership renewed or re-leased approximately 3.0 million square feet of second-generation space in its properties. Cash-basis rental rates on this space increased by an average of 6.0%, calculated by comparing the initial cash-basis rent to be paid by the tenant under the new or renewed lease with the ending cash-basis rent paid by the tenant under the previous lease on the same space.

As shown in the table provided under "Properties ' Tenants," no single tenant accounted for more than 3.1% of annualized base rent from leases under which tenants were paying rent as of December 31, 1997.

Geographic Expansion

From the Operating Partnership's base in metropolitan Atlanta, Georgia, the Operating Partnership intends to continue expanding carefully into new southeastern markets. Additionally, the Operating Partnership intends to explore opportunities in other major growth markets which are a logical expansion of its current southeastern geographic focus. Such markets could extend into the southwestern and mid-Atlantic regions of the United States. The

Operating Partnership intends to expand into other markets only when it believes it can achieve over time a significant market presence. The Operating Partnership's geographic expansion activities to date have included the 1990 expansion into Spartanburg, South Carolina, the 1995 expansion into Orlando, Florida, the 1996 expansions into Nashville, Tennessee and the Research Triangle area of North Carolina, the 1997 expansions into Tampa and Jacksonville, Florida and the early 1998 expansion into Miami and the greater South Florida markets. As a result of its geographic expansion, the Operating Partnership has reduced its concentration of properties in metropolitan Atlanta, Georgia, to 70% at December 31, 1997 (based on square footage of in-service properties, excluding properties under development and/or under agreement to acquire), from 95% at December 31, 1995 (calculated on the same basis). The Operating Partnership's concentration in metropolitan Atlanta, Georgia is expected to continue to decline with the expansions into additional markets. For a breakdown of the Company's properties by market, including properties under development or in lease-up or under agreement to acquire, see the table following.

ITEM 2.   PROPERTIES

As of December 31, 1997, the Operating Partnership owned or had agreements to acquire 297 properties, including 28 properties which were under development or in lease-up and 27 properties that were under agreement to acquire. One additional property was held in a 50% owned entity. Of these 298 properties (including the 50% owned property), 264 were industrial buildings, 29 were office buildings and five were retail buildings. The Operating Partnership's 243 completed and in-service properties (i.e., excluding properties under development or in lease-up or under agreement to acquire) were 96.0% occupied at December 31, 1997.

The following table sets forth, as of December 31, 1997, the location and type of property by square feet for the 298 properties discussed above.

                        Location and Type of Properties
                               (by square feet)

                                                                                                                 Percent
                           Business        Bulk      Business      Total      Suburban                          of Total
Location                 Distribution   Warehouse    Service    Industrial     Office     Retail      Total
--------------------------------------------------------------------------------------------------------------------------
Atlanta, GA                 6,730,995   4,409,490   1,342,488   12,482,973   1,154,460    48,977   13,686,410       58.7%
Miami, FL                   1,951,113          --     136,361    2,087,474      63,240   415,851    2,566,565       11.0%
Nashville, TN               1,699,476     636,282     353,775    2,689,533          --        --    2,689,533       11.6%
Research Triangle, NC         630,775          --     982,453    1,613,228     810,120        --    2,423,348       10.4%
Orlando, FL                   310,007     486,883     241,330    1,038,220     108,000        --    1,146,220        4.9%
Spartanburg, SC                92,400     293,200          --      385,600          --        --      385,600        1.7%
Tampa, FL                      68,480     173,514          --      241,994          --        --      241,994        1.0%
Jacksonville, FL                   --     171,000          --      171,000          --        --      171,000        0.7%
--------------------------------------------------------------------------------------------------------------------------
Total                      11,483,246   6,170,369   3,056,407   20,710,022   2,135,820   464,828   23,310,670      100.0%
--------------------------------------------------------------------------------------------------------------------------
Percent of Total                49.3%       26.4%       13.1%        88.8%        9.2%      2.0%       100.0%
--------------------------------------------------------------------------------------------------------------------------

Industrial Properties
The Operating Partnership owned, had under development or in lease-up or had agreements to acquire 264 industrial buildings as of December 31, 1997, of which 173 are located in Atlanta Georgia, 26 are located in Nashville, Tennessee, 21 are located in the Research Triangle area of North Carolina, 22 are located in Miami, Florida, 15 are located in Orlando, Florida, three are located in Spartanburg, South Carolina, two are located in Tampa, Florida and two are located in Jacksonville, Florida. These buildings can be characterized by their use: business distribution, bulk warehouse or business service. The Operating Partnership owned, had under development or in lease-up or had agreements to acquire 166 business distribution buildings, 40 bulk warehouse buildings, and 58 business service buildings at year-end.

The Company's business distribution buildings are generally 20,000 to 200,000 square feet in size, have warehouse clear ceiling heights of 18' to 24', building depths of 100' to 240', office finish of 10% to 55%, dock-high truck doors (which are designed to accommodate tractor-trailers) and typically cost $37 to $48 per square foot to construct. These buildings may function as headquarters, sales and administration, research and development and light manufacturing facilities in addition to distribution facilities.

The Company's bulk warehouse buildings are generally 75,000 to 360,000 square feet in size, have clear ceiling heights of 24' to 30', building depths of 200' to 500', office finish of 2% to 20%, dock-high truck doors and typically cost $22 to $28 per square foot to construct. These buildings generally function as regional or local distribution and warehouse facilities.

The Company's business service buildings are generally 20,000 to 110,000 square feet in size, have clear ceiling heights of 14' to 16', building depths of 80' to 160', office finish of 35% to 100%, drive-in truck doors (which are designed to accommodate delivery vans) and typically cost $65 to $80 per square foot to construct. These buildings are used by tenants primarily for clerical, administrative and executive offices.

Office Properties
At December 31, 1997, the Operating Partnership owned, had under development or in lease-up or had agreements to acquire 29 suburban office buildings, of which 16 are located in Atlanta, Georgia, 11 are located in the Research Triangle area of North Carolina, one is located in Miami, Florida and one is located in Orlando, Florida. The Operating Partnership's typical suburban office building ranges in size from approximately 30,000 to 150,000 square feet, with an average of 4.5 parking spaces per 1,000 square feet of leasable space and a typical replacement cost of $85 to $115 per square foot.

Occupancy Rate of In-Service Properties by Property Type
The occupancy rate of the Company's in-service properties as of December 31, 1997 (by Property type) was as follows:

                    Occupancy Rate of In-Service Properties
                            as of December 31, 1997
                              (by Property type)

                   Business distribution               95.7%
                   Bulk warehouse                      99.2%
                   Business service                    91.3%
                   ----------------------------------------
                     Total industrial average          96.1%
                   ----------------------------------------
                   Suburban office                     94.3%
                   Retail                              97.5%
                   ----------------------------------------
                     Total average                     96.0%
                   ----------------------------------------

Business Parks
A key to the Operating Partnership's success has been the development of properties within business parks where the Operating Partnership controls virtually all aspects of the development process, including site selection and project concept, master planning and zoning, design and construction, leasing and property management. For developments of land held in joint ventures, the Operating Partnership must obtain certain approvals from its joint venture partners.

The Operating Partnership's business parks are generally in proximity to an interstate highway interchange and are close to retail and residential amenities. The business parks are generally master planned to accommodate a variety of uses. The business parks are generally well landscaped with protective covenants which restrict the uses and control the architecture and signage.

The majority of the Operating Partnership's properties and land held for development are located in business parks. The Operating Partnership's ability to develop both multi-tenant buildings for lease and build-to-suit buildings for lease or sale results in more rapid development of the business parks. The Company's control of land in business parks also generates revenues from various sources including land sales, building construction, landscape installation and maintenance, lease commissions and property management fees.

The buildings within business parks typically have a mix of uses ranging from distribution and service to office and light manufacturing. The Operating Partnership facilitates the coexistence of these diverse functions within business parks through controlled signage and architecture, landscaping and placement of buildings.

The information provided in the table set forth below reflects information regarding the Operating Partnership's properties (summarized by submarket and business park) as of December 31, 1997, including properties under development or in lease-up, or under agreement to acquire.

                               Weeks Realty L.P.
                           (As of December 31, 1997)

------------------------------------------------------------------------------------------------------------------------------
                                                                                           Total
                                                                            Number of      Square        Office      Occupancy
Market/Business Park                                                        Buildings       Feet       Finish/(1)/   Rate/(2)/
------------------------------------------------------------------------------------------------------------------------------
IN-SERVICE PROPERTIES

METROPOLITAN ATLANTA, GA
NORTHEAST/I-85 SUBMARKET
Gwinnett Park                                                                   38        2,366,481         40.2%      93.4%
Horizon                                                                          6        1,063,354          7.0%     100.0%
Northwoods                                                                      16          709,625         41.1%      93.7%
Gwinnett Pavilion                                                                8          538,713         42.0%      99.8%
Berkeley Lake Distribution Center                                                3          514,160          3.2%     100.0%
Peachtree Corners Business Center                                                4          356,355         10.7%      96.6%
Pinebrook                                                                        3          346,402         13.9%     100.0%
Northbrook                                                                       2          308,480          5.9%      94.8%
Druid Chase Office Park                                                          4          281,198         98.5%      97.1%
Meadowbrook                                                                      4          249,767         34.9%     100.0%
Crestwood Pointe                                                                 1          105,295        100.0%      88.9%
Park Creek                                                                       2          103,477         50.4%     100.0%
Sugarloaf/(3)/                                                                   1           86,000        100.0%     100.0%
River Green                                                                      2           59,138         80.0%     100.0%
Other Northeast/I-85                                                            10          677,434         32.9%      97.6%
------------------------------------------------------------------------------------------------------------------------------
Total Northeast/I-85 Submarket                                                 104        7,765,879         32.7%      96.6%
------------------------------------------------------------------------------------------------------------------------------

NORTH CENTRAL SUBMARKET
Northmeadow                                                                     10          570,036         75.5%      94.0%
Hembree Crest                                                                    4          285,247         16.3%     100.0%
Mansell Commons                                                                  9          223,762         55.9%     100.0%
Hembree Park                                                                     5          221,304         64.2%      95.4%
Northwinds                                                                       1           64,981        100.0%     100.0%
Other North Central Properties                                                   1           58,093        100.0%     100.0%
------------------------------------------------------------------------------------------------------------------------------
Total North Central Submarket                                                   30        1,423,423         60.9%      96.9%
------------------------------------------------------------------------------------------------------------------------------

AIRPORT/SOUTH ATLANTA SUBMARKET
Southridge                                                                       7          452,241         20.0%      94.6%
Sullivan International                                                           4           78,168         36.1%      95.0%
Other Airport/South Atlanta Properties                                           1          253,890          1.2%     100.0%
------------------------------------------------------------------------------------------------------------------------------
Total Airport/South Atlanta Submarket                                           12          784,299         15.5%      96.4%
------------------------------------------------------------------------------------------------------------------------------

NORTHWEST/I-75 SUBMARKET
Northwest Business Center                                                       10          376,080         62.4%      95.7%
Franklin Forest                                                                  9          306,321         69.8%      94.9%
Town Point                                                                       3          305,200         17.7%      89.5%
Other Northwest/I-75 Properties                                                  2          385,551         15.0%     100.0%
------------------------------------------------------------------------------------------------------------------------------
Total Northwest/I-75 Submarket                                                  24        1,373,152         40.8%      95.4%
------------------------------------------------------------------------------------------------------------------------------

                               Weeks Realty L.P.
                           (As of December 31, 1997)

------------------------------------------------------------------------------------------------------------------------------
                                                                                           Total
                                                                            Number of      Square         Office      Occupancy
Market/Business Park                                                        Buildings       Feet        Finish/(1)/   Rate/(2)/
------------------------------------------------------------------------------------------------------------------------------
STONE MOUNTAIN SUBMARKET
Park North                                                                       8          542,470         49.1%      86.2%
------------------------------------------------------------------------------------------------------------------------------
Total Stone Mountain Submarket                                                   8          542,470         49.1%      86.2%
------------------------------------------------------------------------------------------------------------------------------

CHATTAHOOCHEE SUBMARKET
Chattahoochee                                                                    1           48,007         25.8%     100.0%
------------------------------------------------------------------------------------------------------------------------------
Total Chattahoochee Submarket                                                    1           48,007         25.8%     100.0%
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
TOTAL METROPOLITAN ATLANTA, GA                                                 179       11,937,230         36.6%      96.0%
------------------------------------------------------------------------------------------------------------------------------

RESEARCH TRIANGLE, NC
Perimeter Park                                                                   8          473,574         96.9%      98.8%
Perimeter Park West                                                              6          413,510         95.3%      96.1%
Enterprise Center                                                                3          281,497         62.0%      94.4%
Metro Center                                                                     3          271,219         56.4%     100.0%
Woodlake Center                                                                  2          205,500         63.5%     100.0%
Research Triangle Industrial Center                                              3          154,056         12.6%     100.0%
Interchange Plaza                                                                2          106,781         49.1%     100.0%
Other Research Triangle Properties                                               1           93,990         90.7%     100.0%
------------------------------------------------------------------------------------------------------------------------------
TOTAL RESEARCH TRIANGLE, NC                                                     28        2,000,127         73.4%      98.1%
------------------------------------------------------------------------------------------------------------------------------

NASHVILLE, TN
Airpark Business Center                                                         13        1,160,212         39.7%      90.5%
Brentwood South Business Center                                                  6          504,264         19.0%      92.3%
Four-Forty Business Center                                                       1          165,902          3.0%     100.0%
Aspen Grove Business Center                                                      1          127,285         26.4%      90.4%
------------------------------------------------------------------------------------------------------------------------------
TOTAL NASHVILLE, TN                                                             21        1,957,663         30.4%      91.8%
------------------------------------------------------------------------------------------------------------------------------


ORLANDO, FL
Park South Distribution                                                          3          368,633         13.7%     100.0%
Airport Commerce Center                                                          7          310,007         36.1%      98.1%
Technology Park                                                                  1           60,711         73.0%      84.0%
------------------------------------------------------------------------------------------------------------------------------
TOTAL ORLANDO, FL                                                               11          739,351         28.0%      97.9%
------------------------------------------------------------------------------------------------------------------------------

SPARTANBURG, SC
Hillside                                                                         3          385,600         15.2%     100.0%
------------------------------------------------------------------------------------------------------------------------------
TOTAL SPARTANBURG, SC                                                            3          385,600         15.2%     100.0%
------------------------------------------------------------------------------------------------------------------------------

JACKSONVILLE, FL
Jacksonville International Tradeport                                             1           81,000          5.8%     100.0%
------------------------------------------------------------------------------------------------------------------------------
TOTAL JACKSONVILLE, FL                                                           1           81,000          5.8%     100.0%
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
TOTAL PROPERTIES IN SERVICE/(3)/                                               243       17,100,971         39.2%      96.0%
------------------------------------------------------------------------------------------------------------------------------

                               Weeks Realty L.P.
                           (As of December 31, 1997)

------------------------------------------------------------------------------------------------------------------------------
                                                                                           Total
                                                                       Number of          Square         Office      Occupancy
Market/Business Park                                                   Buildings           Feet        Finish/(1)/   Rate/(2)/
------------------------------------------------------------------------------------------------------------------------------
PROPERTIES UNDER DEVELOPMENT OR IN LEASE-UP

METROPOLITAN ATLANTA, GA
NORTHEAST/I-85 SUBMARKET

Horizon                                                                          1          267,619         10.0%     100.0%
Sugarloaf                                                                        1           79,588         20.1%      67.2%
Berkeley Lake Distribution Center                                                1          152,000         10.0%      42.3%
Crestwood Pointe                                                                 1          105,295        100.0%      19.9%
Park Creek                                                                       1           80,450        100.0%     100.0%
------------------------------------------------------------------------------------------------------------------------------
Total Northeast/I-85 Submarket                                                   5          684,952         35.6%      71.1%
------------------------------------------------------------------------------------------------------------------------------

NORTH CENTRAL SUBMARKET
Hembree Park                                                                     2          189,000         12.5%      80.0%
Northwinds                                                                       1          149,797        100.0%      12.3%
Brookside                                                                        1          106,631        100.0%     100.0%
Northmeadow                                                                      1           47,600         50.0%      80.5%
------------------------------------------------------------------------------------------------------------------------------
Total North Central                                                              5          493,028         61.6%      63.8%
------------------------------------------------------------------------------------------------------------------------------

AIRPORT/SOUTH ATLANTA SUBMARKET
Liberty Distribution Center                                                      2          511,200          3.1%      41.2%
Southridge                                                                       1           60,000         13.0%     100.0%
------------------------------------------------------------------------------------------------------------------------------
Total Airport/South Atlanta Submarket                                            3          571,200          4.2%      47.4%
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
TOTAL METROPOLITAN ATLANTA, GA                                                  13        1,749,180         32.7%      61.3%
------------------------------------------------------------------------------------------------------------------------------

RESEARCH TRIANGLE, NC
Regency Forest                                                                   1          102,561        100.0%      97.1%
Perimeter Park West                                                              2          176,923        100.0%     100.0%
Enterprise  Center                                                               1          143,737         50.0%       6.4%
------------------------------------------------------------------------------------------------------------------------------
TOTAL RESEARCH TRIANGLE, NC                                                      4          423,221         83.0%      67.5%
------------------------------------------------------------------------------------------------------------------------------

NASHVILLE, TN
Nashville Business Center                                                        1          194,750         10.0%       0.0%
Metro Center                                                                     1          166,441         10.0%       0.0%
Four-Forty Business Center                                                       1          103,473         25.0%      84.7%
------------------------------------------------------------------------------------------------------------------------------
TOTAL NASHVILLE, TN                                                              3          464,664         13.3%      18.9%
------------------------------------------------------------------------------------------------------------------------------

ORLANDO, FL
Orlando Central Park                                                             1          118,250          0.0%      27.4%
Technology Park                                                                  2          117,819          0.0%       8.4%
Northpoint                                                                       1          108,000        100.0%       0.0%
Celebration Service Center                                                       1           62,800          0.0%       0.0%
------------------------------------------------------------------------------------------------------------------------------
TOTAL ORLANDO, FL                                                                5          406,869         26.5%      10.4%
------------------------------------------------------------------------------------------------------------------------------

                               Weeks Realty L.P.
                           (As of December 31, 1997)

------------------------------------------------------------------------------------------------------------------------------
                                                                                           Total
                                                                       Number of          Square         Office      Occupancy
Market/Business Park                                                   Buildings           Feet        Finish/(1)/   Rate/(2)/
------------------------------------------------------------------------------------------------------------------------------
JACKSONVILLE, FL
Jacksonville International Tradeport                                             1           90,000          0.0%      60.0%
------------------------------------------------------------------------------------------------------------------------------
TOTAL JACKSONVILLE, FL                                                           1           90,000          0.0%      60.0%
------------------------------------------------------------------------------------------------------------------------------

TAMPA, FL
Fairfield Distribution Center                                                    2          241,994          0.0%       0.0%
------------------------------------------------------------------------------------------------------------------------------
TOTAL TAMPA, FL                                                                  2          241,994          0.0%       0.0%
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
TOTAL PROPERTIES UNDER DEVELOPMENT OR IN LEASE-UP                               28        3,375,928         32.4%      45.7%
------------------------------------------------------------------------------------------------------------------------------

PROPERTIES UNDER AGREEMENT TO ACQUIRE

NASHVILLE, TN
Aspen Grove Business Center                                                      2          267,206         25.0%      55.2%
------------------------------------------------------------------------------------------------------------------------------
TOTAL NASHVILLE, TN                                                              2          267,206         25.0%      55.2%
------------------------------------------------------------------------------------------------------------------------------

MIAMI, FL
Beacon Centre                                                                   25        2,566,565         27.2%      96.5%
------------------------------------------------------------------------------------------------------------------------------
TOTAL MIAMI, FL                                                                 25        2,566,565         27.2%      96.5%
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
TOTAL PROPERTIES UNDER AGREEMENT TO ACQUIRE                                     27        2,833,771         27.0%      92.6%
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO/(3)/                                                           298       23,310,670         36.7%      88.3%
==============================================================================================================================

/(1)/ Represents the percentage of rentable square feet that is built out as office space rather than as warehouse or distribution space. For properties under development represents current budgeted office finish.
/(2)/ Occupancy or leasing rate includes percentage occupancy for completed and in service properties at December 31, 1997. For properties under development or in lease-up represents leasing or pre-leasing as of February 28, 1998.
/(3)/ Includes one building totaling 86,000 square feet held in a 50% owned entity.

Development Land

The following schedule details the Operating Partnership's undeveloped land interests at December 31, 1997. The land detailed below is located primarily in existing business parks with zoning and infrastructure in place. The Operating Partnership estimates that the total development potential of the development land could ultimately total approximately 20.3 million square feet.

                                Development Land
                              at December 31, 1997
                              (in net usable acres)


------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Estimated
                                        Research                                                                 Development
                 Atlanta,  Nashville,   Triangle,   Orlando,    Tampa,    Jacksonville, Spartanburg,              Potential
                    GA         TN          NC          FL         FL           FL            SC        Total  (square feet)/(1)/
--------------------------------------------------------------------------------------------------------------------------------
Company owned       220.9       55.7        30.5        41.4       42.1          --            --      390.6      5,061,000
Owned in joint
   ventures/(2)/    213.2         --          --          --         --          --         372.7      585.9      5,016,500/(5)/
Under agreement
   to acquire/(3)/   68.2      104.5        53.0        12.0       23.4       227.8            --      488.9      5,629,000
Optioned               --         --       166.9       118.1       18.6          --            --      303.6      2,940,000
Marketing/
   development
   agreements/(4)/  224.7         --          --          --       23.4          --            --      248.1      1,647,500
--------------------------------------------------------------------------------------------------------------------------------
Total               727.0      160.2       250.4       171.5      107.5       227.8         372.7    2,017.1     20,294,000
================================================================================================================================
Estimated development
potential (square
feet)/(1)/
                7,837,500  1,946,000   2,670,000   1,959,000  1,265,000   2,019,000     2,597,500                20,294,000
================================================================================================================================

(1) Based upon the Company's estimate of the appropriate density and anticipated building types that may be developed, net of land necessary to provide for adequate infrastructure. There can be no assurance that the Company's estimate of development potential will be realized.

(2) The Company's interests in its undeveloped land held in joint ventures range from 0% to 30%.

(3) The Company has agreed to purchase this land over various periods ranging up to approximately five years, subject to the completion of due diligence and customary closing conditions.

(4) Under the terms of the development agreements, the Company will generally either develop properties for a fee, or have certain rights to acquire land for development or to acquire developed properties upon their completion. The marketing agreements generally provide for the Company or its subsidiaries to be paid marketing or management fees in conjunction with services provided. Both the development and marketing agreements generally contain certain non-competition provisions covering a limited geographic area.

(5) The Company estimates it will eventually develop approximately one-half the acreage in Spartanburg it owns in joint ventures and that the remainder will be sold to third parties. Estimated development potential reflects only that land which is not currently expected to be sold.

Tenants

The Operating Partnership believes that its emphasis on developing quality properties and providing a high level of client service has resulted in increased tenant retention. As of December 31, 1997, the Operating Partnership's properties were leased to 727 tenants including local, regional, national and international companies. The Operating Partnership's 30 largest tenants (measured by annualized base rent at December 31, 1997) occupy a total of approximately 4.6 million square feet and represent 29.2% of the Company's total annualized base rent as shown in the table below.

                                  30 Largest Tenants Measured By Annualized Base Rent
-------------------------------------------------------------------------------------------------------------------
                                                                                          % of Total
                                            Square        Number           Annualized     Annualized
Tenant                                       Feet        of Leases        Base Rent/(1)/ Base Rent/(1)/ Location
-------------------------------------------------------------------------------------------------------------------
1    Northern Telecom, Inc./(2)/            416,271          9         $   3,085,968         3.1%         NC,TN
2    Scientific Atlanta, Inc.               600,413         11             2,693,337         2.7%          GA
3    IKON Office Solutions, Inc.            170,000          3             1,422,900         1.4%          GA
4    GTE Mobilnet Service
     Corporation                            126,124          3             1,320,874         1.3%         GA,NC
5    360(degree) Communications             114,476          7             1,283,731         1.3%          NC
6    Radian International LLC                90,159          2             1,170,275         1.2%          NC
7    Square D Company                       100,822          1               966,816         1.0%          TN
8    Honeywell, Inc.                         70,016          3               963,953         1.0%          GA
9    DeVry, Inc.                             64,981          1               928,269         0.9%          GA
10   PPD Pharmaco, Inc.                      89,130          5               917,349         0.9%          NC
11   The Athlete'e Foot Group, Inc.         162,651          1               897,155         0.9%          GA
12   Fisher Scientific Company              223,219          1               875,019         0.9%          GA
13   Tridom Corporation                     117,403          4               826,437         0.8%          GA
14   National Data Corporation               50,283          4               786,777         0.8%          GA
15   AT&T Corp.                              67,551          5               752,082         0.8%          GA
16   Saab Cars U.S.A., Inc.                  63,625          3               749,509         0.8%       GA,NC,TN
17   Intelligent Systems Corporation        137,100          1               719,775         0.7%          GA
18   Best Buy Stores, L.P.                  222,643          1               703,552         0.7%          GA
19   United Healthcare                       72,991          2               699,856         0.7%         GA,SC
20   Sally Foster, Inc.                     197,200          2               673,237         0.7%          SC
21   Data General Corporation                86,000          1               670,800         0.7%          GA
22   Vanstar Corporation                     86,880          4               668,124         0.7%          GA
23   Yokohama Tire Corporation              252,092          1               665,383         0.7%          GA
24   Auto-Lok, Inc.                         222,900          2               658,879         0.7%          GA
25   Ahlstrom Recovery, Inc.                 62,893          2               649,493         0.7%          GA
26   Astronet Corporation                    34,138          1               648,622         0.7%          GA
27   Siemens Energy & Automation,
     Inc.                                   240,000          3               637,200         0.6%          GA
28   The Bombay Company, Inc.               253,890          2               631,344         0.6%          GA
29   Southern Multimedia
     Communications, Inc.                   117,647          3               604,692         0.6%          GA
30   United Parcel Service, Inc.            128,275          3               594,201         0.6%         TN,FL
-------------------------------------------------------------------------------------------------------------------
                                          4,641,773         91         $  28,865,609        29.2%
===================================================================================================================

(1) Annualized cash base rent net of rental concessions, if any, based on leases in place for stabilized properties and properties in lease-up where tenants were paying rent as of December 31, 1997.

(2) Leases with Northern Telecom totaling 370,824 square feet expire on June 30, 2005, but are subject to an early-termination right that permits Northern Telecom to terminate any of the leases on June 30, 2000, by delivering an early-termination notice to the Operating Partnership on or before June 30, 1999. In the event it exercises its early-termination option, Northern Telecom will be obligated to make certain termination payments to the Operating Partnership.

Lease Expirations

The following tables show scheduled lease expirations for the Operating Partnership's total property portfolio, for its industrial property portfolio and for its office property portfolio based on leases under which tenants were paying rent as of December 31, 1997, assuming no exercise of renewal options or termination rights, if any:


                                                                                               % of Total
                             Year of         Square        % of Total         Annualized       Annualized
                           Expiration         Feet         Square Feet       Base Rent/(1)/     Base Rent
       -------------------------------------------------------------------------------------------------------
       Total Portfolio
                              1998              3,329         19.5%         $     17,397           16.7%
                              1999              1,921         11.3%               11,565           11.1%
                              2000              3,105         18.2%               18,322           17.5%
                              2001              1,379          8.1%                8,078            7.7%
                              2002              2,291         13.5%               17,629           16.9%
                              2003                679          4.0%                6,235            6.0%
                              2004              1,050          6.2%                5,763            5.5%
                              2005                875          5.1%                5,389            5.2%
                              2006                612          3.6%                3,046            2.9%
                              2007              1,104          6.5%                6,627            6.3%
                              2008                223          1.3%                  783            0.7%
                              2009                 20          0.1%                  157            0.2%
                              2011                294          1.7%                1,704            1.6%
                              2012                152          0.9%                1,744            1.7%
       --------------------------------------------------------------------------------------------------------
                                              17,034/(2)/    100.0%         $    104,439          100.0%
       ========================================================================================================
       Industrial Properties
                              1998              3,150         20.1%         $     14,947           17.8%
                              1999              1,833         11.7%               10,485           12.5%
                              2000              2,890         18.5%               15,298           18.2%
                              2001              1,303          8.3%                6,976            8.3%
                              2002              1,954         12.5%               12,191           14.5%
                              2003                475          3.0%                3,162            3.8%
                              2004                946          6.0%                4,063            4.8%
                              2005                846          5.4%                4,950            5.9%
                              2006                590          3.8%                2,677            3.2%
                              2007              1,054          6.7%                6,168            7.3%
                              2008                223          1.4%                  783            0.9%
                              2009                 20          0.1%                  157            0.2%
                              2011                294          1.9%                1,704            2.0%
                              2012                 87          0.6%                  580            0.6%
       --------------------------------------------------------------------------------------------------------
                                               15,665        100.0%         $     84,141          100.0%
       ========================================================================================================

                                                                                               % of Total
                             Year of         Square        % of Total         Annualized       Annualized
                           Expiration         Feet         Square Feet       Base Rent/(1)/     Base Rent
       -------------------------------------------------------------------------------------------------------
       Suburban Office
         Properties
                              1998                178         13.5%         $      2,437           12.3%
                              1999                 86          6.5%                1,058            5.3%
                              2000                178         13.5%                2,715           13.7%
                              2001                 76          5.8%                1,102            5.6%
                              2002                338         25.5%                5,438           27.4%
                              2003                204         15.4%                3,073           15.5%
                              2004                104          7.9%                1,700            8.6%
                              2005                 26          1.9%                  382            1.9%
                              2006                 17          1.3%                  309            1.6%
                              2007                 50          3.8%                  460            2.3%
                              2008                  0          0.0%                    0            0.0%
                              2009                  0          0.0%                    0            0.0%
                              2011                  0          0.0%                    0            0.0%
                              2012                 65          4.9%                1,164            5.8%
       --------------------------------------------------------------------------------------------------------
                                                1,322        100.0%         $     19,838          100.0%
       --------------------------------------------------------------------------------------------------------

       (1) Annualized base rent represents the annualized monthly base rental at the time of lease expiration.

       (2) The total square footage expiring as of December 31, 1997 is comprised of 16,408,572 square feet of leases in stabilized properties, and 625,543 square feet of leases in development properties where tenants are paying rent as of December 31, 1997.

Re-leasing Costs

Although re-leasing costs may vary from year-to-year depending on conditions in the Operating Partnership's real estate markets and the mix of leasing among property types, the Operating Partnership endeavors to control re-leasing costs by:

    . acting as general contractor with respect to construction of tenant improvements, thereby saving the fees paid to outside contractors and enabling the Operating Partnership to control the quality and timely completion of the work;

    . constructing general purpose improvements that can be adapted to different tenants' requirements at relatively low cost;

    . paying leasing commissions to its in-house marketing representatives that take into account the cost of tenant improvements thereby providing an incentive to minimize cost; and

    . using its in-house marketing representatives to negotiate directly with tenants when possible, thereby saving the cost of commissions to outside brokers.

The following table summarizes by year the Operating Partnership's capitalized tenant improvement and leasing costs incurred in the renewal or re-leasing of previously occupied space.


                                 Capitalized Tenant Improvements and Leasing Costs
--------------------------------------------------------------------------------------------------------------
     (In thousands, except per square foot information)                     1997         1996         1995
--------------------------------------------------------------------------------------------------------------
     Industrial Properties
         Re-leasing
           Square feet leased                                              1,073          678          317
           Capitalized tenant improvements and
              leasing commissions                                        $ 2,276      $ 1,395      $   462
           Capitalized tenant improvements and
              leasing commissions per square foot                        $  2.12      $  2.06      $  1.46
         Renewal
           Square feet renewed                                             2,358        1,027          814
           Capitalized tenant improvements and
              leasing commissions                                        $ 1,392      $ 1,055      $   469
           Capitalized tenant improvements and
              leasing commissions per square foot                        $  0.59      $  1.03      $  0.58
         Total
           Square feet                                                     3,431        1,705        1,131
           Capitalized tenant improvements and
              leasing commissions                                        $ 3,668      $ 2,450      $   931
           Capitalized tenant improvements and
              leasing commissions per square foot                        $  1.07      $  1.44      $  0.82

     Suburban Office Properties
         Re-leasing
           Square feet leased                                                 69           16         111/(1)/
           Capitalized tenant improvements and
              leasing commissions                                        $   493      $    45      $1,578/(1)/
           Capitalized tenant improvements and
              leasing commissions per square foot                        $  7.11      $  2.80      $14.25/(1)/
         Renewal
           Square feet renewed                                               134          106           47
           Capitalized tenant improvements and
              leasing commissions                                        $   267      $   290      $    50
           Capitalized tenant improvements and
              leasing commissions per square foot                        $  1.99      $  2.74      $  1.06
         Total
           Square feet                                                       203          122         158/(1)/
           Capitalized tenant improvements and
              leasing commissions                                        $   760      $   335      $1,628/(1)/
           Capitalized tenant improvements and
              leasing commissions per square foot                        $  3.74      $  2.75      $10.27/(1)(2)/

--------------------------------------------------------------------------------------------------------------

(1) Includes $1,377,000 or $15.68 per square foot to re-tenant 87,845 square feet of the Operating Partnership's 94,677 square foot suburban office property which was vacated and then converted from a single tenant to a multi-tenant property.

(2) Excluding amounts incurred to re-lease the office property discussed in (1) above, capitalized tenant improvements and leasing commissions would have been $3.55 per square foot for released and renewed space during 1995.

ITEM 3.  LEGAL PROCEEDINGS

The Operating Partnership is not currently involved in any material litigation other than litigation which is expected to be covered by liability insurance or which is not expected to have a material adverse effect on the Operating Partnership's results of operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of 1997.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of the Operating Partnership and the Company and their positions are as follows:


         Name                        Age        Title
         -------------------------------------------------------------------------------------------------
         A. Ray Weeks, Jr.           45         Chairman of the Board and Chief Executive Officer
         Thomas D. Senkbeil          48         Vice Chairman of the Board and Chief Investment Officer
         Forrest W. Robinson         46         President, Chief Operating Officer
         John W. Nelley, Jr.         49         Managing Director, Nashville Operations
         Albert W. Buckley, Jr.      54         Managing Director, Nashville Operations
         David P. Stockert           35         Senior Vice President and Chief Financial Officer
         Robert G. Cutlip            48         Senior Vice President, North Carolina Operations
         Charles D. Graham           54         Senior Vice President, North Florida Operations
         Clyde H. Duckett            55         Senior Vice President, Construction Services
         Mark W. Flowers             40         Senior Vice President, Landscape Services
         Eben Hardie, III            39         Senior Vice President, Development
         Klay W. Simpson             42         Senior Vice President, Marketing
         Bobby L. Beavers            52         Vice President, Jacksonville Operations
         Elizabeth C. Belden         43         Vice President, Corporate Counsel
         Arthur J. Quirk             40         Vice President and Controller
         Thomas W. Trocheck          43         Vice President, Development & Acquisitions
         Susan C. Walker             44         Vice President, Investor Relations
         Robert T. Weeks             37         Vice President, Information Technology
         -------------------------------------------------------------------------------------------------

The following is a biographical summary of the experience of the executive officers of the Operating Partnership and the Company:

A. Ray Weeks, Jr. Chairman of the Board and Chief Executive Officer of the Company since 1983. President of the Company from January 1982 through March 1991. Chairman of the Board of the Georgia Department of Industry, Trade and Tourism. Chairman, Metro Business Forum. Co-Chairman, Regional Leadership Institute. Juris Doctor from Mercer University, Master of Social Science in Urban Studies from Georgia State University and Bachelor of Arts from Furman University.

Thomas D. Senkbeil. Vice Chairman of the Board and Chief Investment Officer of the Company since 1992. Executive Vice President and Managing Partner of Senkbeil & Associates Inc. and Anderson & Senkbeil Inc., each a real estate development firm, from September 1984 to October 1992. Immediate Past President, National Executive Committee of the National Association of Industrial and Office Properties. Master of Business Administration from the University of North Carolina and Bachelor of Science in industrial engineering from Auburn University.

Forrest W. Robinson. Board member, President of the Company since April 1991 and Chief Operating Officer since May 1988. Senior Development Officer from March 1986 to April 1988. Executive Vice President, Marketing from February 1984 to February 1986. Joined the Company in 1977. Bachelor of Business Management from Jacksonville State University.

John W. Nelley, Jr. Board member, Managing Director of the Company, with responsibilities for the Company's activities in Nashville, Tennessee, since November 1996. Since 1982, General Partner and Chief Financial Officer of NWI Warehouse Group, L.P., an industrial warehouse development Company in Nashville, Tennessee whose assets and business have been acquired, or are under agreement to be acquired, by the Company. Also since 1973, a practicing attorney and CPA specializing in real estate and estate planning. Juris Doctor from the University of Notre Dame and Bachelor of Science in Accounting from Western Kentucky University.

Albert W. Buckley, Jr. Managing Director of the Company since November 1996. General Partner and Chief Executive Officer of NWI Warehouse Group, L.P., an industrial warehouse development Company in Nashville, Tennessee from 1982 to 1996. Also since 1976, President of Buckley & Company Real Estate, Inc., a real estate brokerage firm specializing in industrial property management and development. Master of Business Administration and Bachelor of Science in Business Administration from Middle Tennessee State University.

David P. Stockert. Senior Vice President and Chief Financial Officer of the Company since June 1995. Vice President and Associate in the Real Estate Investment Banking Group of Dean Witter Reynolds Inc. (now Morgan Stanley Dean Witter) from July 1990 to June 1995. CPA with Ernst & Whinney (now Ernst & Young) from May 1985 to August 1988. Master of Business Administration from Columbia University Business School and Bachelor of Science in Accounting from the University of Colorado.

Robert G. Cutlip. Senior Vice President, North Carolina Operations, of the Company since October 1997. Senior Vice President, Development, of the Company from April 1993 to September 1997. Vice President and Principal-in-Charge of Dallas Industrial and Phoenix/Colorado Operations from January 1992 to April 1993, Paragon Group, a real estate development firm, Vice President and Principal of Dallas Industrial from January 1990 to December 1991 and Vice President, Operations from January 1988 to January 1990. Master of Business Administration from University of Southern California, Master of Science in Civil Engineering from Vanderbilt University and Bachelor of Science in Civil Engineering from U.S. Air Force Academy.

Charles D. Graham. Senior Vice President, North Florida Operations, since October 1997. President of Wilma, Inc., a national real estate development firm, from June 1983 to October 1997. Vice President and Chief Financial Officer of the Sea Pines Company, a national real estate developer of resort communities, from 1980 to 1983. Master of Accountancy and Bachelor of Science in Business Administration from Florida State University.

Clyde H. Duckett. Senior Vice President, Construction Services, of the Company since January 1989. Professional Engineer registered in Georgia, South Carolina and Tennessee. Bachelor of Science in Mechanical Engineering from Tennessee Technological University.

Mark W. Flowers. Senior Vice President, Landscape Services, of the Company since October 1993. Vice President, Landscape of the Company from October 1987 through September 1993. Bachelor of Science in Horticulture from the University of Georgia.

Eben Hardie, III. Senior Vice President, Development of the Company since October 1997. President of Cauble Development Services Company from December 1994 to October 1997. Senior Vice President, Kern Realty Services from 1988 to 1994. Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania.

Klay W. Simpson. Senior Vice President, Marketing, of the Company since October 1992. Vice President of Marketing of Senkbeil & Associates Inc. and Anderson & Senkbeil Inc., each a real estate development firm, from 1986 to September 1992. Bachelor of Business Administration from Stephen F. Austin State University.

Bobby L. Beavers. Vice President, Jacksonville Operations, since October 1997. Senior Vice President of Wilma South, a national real estate development firm, in charge of the Florida operations, from December 1991 to September 1997. Bachelor of Science in Construction Management from North Texas State University.

Elizabeth C. Belden. Vice President, Corporate Counsel, of the Company since October 1985. Juris Doctor from Emory University and Bachelor of Social Sciences from Colorado State University.

Arthur J. Quirk. Vice President and Controller of the Company since December 1994. Vice President-Controller and Chief Accounting Officer for Allegiant Physician Services, Inc., a physician management services Company, from August 1993 to November 1994. Chief Financial Officer/Controller for TransTel Group Inc., a start-up telecommunications Company, from November 1991 to July 1993. From June 1980 to October 1991 served in various capacities including Senior Audit Manager at Arthur Andersen LLP. Bachelor of Science in Accounting from Auburn University.

Thomas W. Trocheck. Vice President, Development & Acquisitions, of the Company since May 1989. Professional Engineer registered in Georgia, Florida and South Carolina. Bachelor of Science in civil engineering from the Georgia Institute of Technology and Bachelor of Arts in Government and Business Administration from Florida State University.

Susan C. Walker. Vice President, Investor Relations, of the Company since October 1997. Public Information Manager and speechwriter for the President of the Federal Reserve Bank of Atlanta from June 1991 through September 1997. Previous editorial positions with the Gwinnett Daily News, the Washington Business Journal, and Inc. magazine. Bachelor of Arts in Classics from Stanford University.

Robert T. Weeks. Vice President, Information Technology, of the Company since January 1992. Director of Information Systems of the Company from March 1989 through December 1991. Master of Business Administration from Georgia State University and Bachelor of Business Administration from the University of Georgia. Ray Weeks and Robert Weeks are first cousins.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
              RELATED SHAREHOLDER MATTERS

There is no established public trading market for the Common Units. As of March 20, 1998, there were 48 holders of record of Common Units of the Operating Partnership.

The following table sets forth the quarterly per Unit distributions paid by the Operating Partnership to holders of its Common Units with respect to each such period.

              Quarter Ended                           Distribution
              -------------------------------------------------------
              1996
                  March 31, 1996                       $     0.40
                  June 30, 1996                        $     0.40
                  September 30, 1996                   $     0.40
                  December 31, 1996                    $     0.43
              1997
                  March 31, 1997                       $     0.43
                  June 30, 1997                        $     0.43
                  September 30, 1997                   $     0.43
                  December 31, 1997                    $    0.465

The Operating Partnership currently anticipates making regular quarterly distributions to holders of the Units in sufficient amounts to enable the Company to satisfy the dividend requirements necessary to maintain its status as a REIT. The distributions for each quarterly period are declared and paid one quarter in arrears. Future distributions are dependent upon many factors including the Operating Partnership's earnings, capital requirements, its financial condition and its available cash flow and are governed by the discretion of the Board of Directors of the Company.

Effective December 1, 1997, the Operating Partnership issued a total of 422,432 Common Units, in partial or full consideration for the acquisition of certain real estate properties of NWI. The aggregate value of the properties acquired by the Operating Partnership in exchange for such Common Units was approximately $13.4 million. Common Units are convertible by their holders into shares of the Company's common stock on a one-for-one basis, or into cash, at the Company's option. The Common Units were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the NWI acquisition agreements. These Common Units are subject to a registration rights and lock-up agreement which restricts the disposition of the Common Units for a period of one year from the date of issuance with respect to all Common Units and further restricts the disposition of Common Units beneficially owned by John W. Nelley, Jr. and Albert W. Buckley, Jr. (approximately 43% of the total Common Units issued) until November 1, 1999.

Effective October 1, 1997, the Operating Partnership issued 57,300 Common Units in partial or full consideration for the acquisition of certain real estate properties of Lichtin. The aggregate value of the properties acquired by the Operating Partnership in exchange for such Common Units was approximately $1.5 million. The Common Units were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the Lichtin acquisition agreements. The Common Units are subject to a registration rights and lock-up agreement that restricts the disposition of the Common Units until December 31, 1999.

On October 27, 1997, November 15, 1997, and December 30, 1997, the Operating Partnership issued 11,561 Common Units in partial or full consideration for the acquisition of certain land and real estate properties located in Jacksonville, Florida. The aggregate value of the land and properties acquired by the Operating Partnership in exchange for such Common Units was approximately $374,000. The Common Units were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the acquisition agreement. The Common Units are subject to a registration rights and lock-up agreement that restricts the disposition of the Common Units for a period of one year from the date of issuance.

The Operating Partnership has issued additional Common Units to Weeks GP Holdings and Weeks LP Holdings in exchange for the contribution of funds received pursuant to sales of Company common stock. Such issuances of Common Units were effected in reliance on the exemption from registration under Section 4(2) of the Securities Act.

ITEM 6.       SELECTED FINANCIAL DATA


                                                                          Weeks Realty, L.P.                   Weeks Group/(1)/
                                                        ---------------------------------------------------   -------------
(In thousands, except per share amounts)                     1997         1996         1995          1994         1993
---------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data, at year end

Real estate assets before accumulated depreciation        $856,500     $ 592,841   $  319,763    $ 162,709    $  95,831
Real estate assets, net                                    794,952       551,372      289,874      139,750       76,944
Total assets                                               852,361       591,849      320,441      176,674      101,366
Total indebtedness                                         275,515       296,975      147,305       71,961      117,280
Other limited partners' capital interests,
  at redemption value                                      180,246       149,133       64,508       56,723           --
Partners' capital (owners' deficit)                        377,146       132,808       99,104       41,630      (24,197)


                                                                  Weeks Realty, L.P.                           Weeks Group/(1)/
                                               -----------------------------------------------------   ----------------------------
                                               Year Ended     Year Ended     Year Ended   Aug. 24 to        Jan. 1 to    Year ended
                                                 Dec. 31,      Dec. 31,       Dec. 31,     Dec. 31,          Aug. 23,     Dec. 31,
                                                   1997          1996          1995         1994              1994         1993
-----------------------------------------------------------------------------------------------------------------------------------
Operating Data
Rental and reimbursement revenues               $  90,806     $ 52,679     $  34,015    $   8,877          $  11,914    $  18,023
Total revenues                                     92,020       53,883        35,271        9,312             16,538       24,817
Operating, maintenance and
    real estate tax expense                        18,488       10,750         6,896        1,714              2,721        3,928
Depreciation and amortization                      24,144       13,474         8,177        2,098              2,920        4,456
Interest expense                                   17,900       11,779         8,106        1,958              6,682       10,254
Amortization of deferred financing costs              933          864           691          252                322          372
General and administrative expenses                 5,068        3,039         1,848          472              1,514        2,191
Interest income                                     1,509          492           334          224                 --           --
Equity in earnings of unconsolidated entities       1,989        1,340         1,220          692                 91         (113)
Income before extraordinary loss                   29,194       15,809        11,107        3,734                516          998
Net income                                         29,194       15,809        11,107        1,067                516          998
Net income available to Common Unitholders         26,474       15,809        11,107        1,067                516          998
Weighted average Common Units - basic              21,380       14,280        10,760       10,268
Weighted average Common Units - diluted            21,580       14,386        10,832       10,286

Per Common Unit Data
Income before extraordinary loss - basic        $    1.24     $   1.11     $    1.03    $    0.36
Income before extraordinary loss - diluted           1.23         1.10          1.03         0.36
Net income - basic                                   1.24         1.11          1.03         0.10
Net income - diluted                                 1.23         1.10          1.03         0.10
Distributions/(2)/                                  1.755         1.63         1.525        0.525

Other Data
Cash provided by (used in):
    Operating activities                        $  49,097     $ 28,031     $  18,678    $   3,954          $   2,769    $   3,569
    Investing activities                         (173,574)    (120,323)     (117,127)     (38,148)           (14,953)      (1,974)
    Financing activities                          129,638       91,570        93,097       40,352             12,229       (1,541)
Funds from operations/(3)/                         50,343       29,323        19,307        5,832                 --           --


(1) Represents the historical combined operations and combined financial position of Weeks Group, the predecessor entity. On August 24, 1994, Weeks Corporation, parent of Weeks Realty, L.P. (the "Operating Partnership"), completed an initial public offering and related formation transactions.
(2) Distributions are paid quarterly in arrears. Amounts reflect distributions attributable to the year presented.
(3) The Operating Partnership believes that funds from operations provides an additional indicator of the financial performance of the Operating Partnership. Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to mean net income (loss) determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The Operating Partnership computes funds from operations under the current NAREIT definition by subtracting from net income the distributions to preferred unitholders before making an adjustment for the non-cash items described above. Funds from operations does not represent cash flow from operating, investing and financing activities as defined by GAAP, and detailed above. Additionally, funds from operations does not measure whether cash flow is sufficient to fund all cash flow needs, including principal amortization, capital expenditures and distributions to Common Unitholders, and should not be considered as an alternative to net income for purposes of evaluating the Operating Partnership's operating performance or as an alternative to cash flow, as defined by GAAP, as a measure of liquidity. Funds from operations presented herein under the NAREIT guidelines is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's funds from operations is comparable to the funds from operations of real estate companies that use the current NAREIT definition.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying Consolidated Financial Statements of the Operating Partnership and the notes thereto.

General
The Company was founded in 1965 and operated as a private real estate company until August 1994, when it completed an initial public offering ("IPO") and elected to be taxed as a real estate investment trust ("REIT"). As a self-administered and self-managed REIT, the Company through the Operating Partnership owns, develops, acquires and manages primarily industrial and suburban office properties in the southeastern United States. The Operating Partnership's third-party service businesses are conducted through two subsidiaries (the "Service Companies"), Weeks Realty Services, Inc. (fee landscape, property management and leasing services) and Weeks Construction Services, Inc. (fee construction), which are accounted for on the equity method. For a further description of the Operating Partnership, see Note 1 to the consolidated financial statements.

Results of Operations

Operating results in 1997 when compared to 1996, reflect the Operating Partnership's continued strong performance as measured by increases in total revenue of $38,137,000 or 70.8%, net income attributable to Common Unitholders of $10,665,000 or 67.5%, and net income per Common Unit (basic) of $0.13 or 11.7%. As discussed in more detail below, these increases were achieved through both the operating results from acquired properties and stabilized development properties (i.e., those development properties placed in-service) and to a lesser extent the increased year-to-year performance of the core or "same store" property portfolio.

A large part of the Operating Partnership's operating achievements for 1997 can be attributed to its fourth quarter 1996 acquisition of 31 properties totaling 2,513,000 square feet and the related business operations of two privately-owned real estate companies -- NWI Warehouse Group, L.P. and affiliates ("NWI"), whose properties and operations are located in Nashville, Tennessee, and Lichtin Properties, Inc. and affiliates ("Lichtin"), whose properties and operations are located in the Raleigh-Durham-Chapel Hill area of North Carolina (see Note 7 to the consolidated financial statements). In addition to these properties acquired in late 1996, operating results for the year were also positively impacted by an additional 18 stabilized development properties totaling 1,447,000 square feet acquired from NWI and Lichtin in 1997, all of which represented additional phases of the 1996 acquisition arrangements with those two companies.

The Operating Partnership's operating results also continue to be positively impacted by an active development program which resulted in the stabilization of eight properties and one property expansion totaling 834,000 square feet in 1996 and 18 properties and two property expansions totaling 2,014,000 square feet in 1997. These stabilized development properties continue to achieve higher yields than those achieved on acquisition properties, and, as a result, are expected to continue to be a significant element of the Operating Partnership's future growth strategy. Core properties, as defined below, also contributed to overall operating results with increased property operating revenues less property operating expenses, of 1.3% in 1997.

The Operating Partnership continues to diversify its property holdings throughout the southeastern United States. Including properties under development and under agreement to acquire at year end 1997, the Operating Partnership's current portfolio is located in eight cities in five states and the percentage of its holdings in each state (measured by square feet) are Georgia (58.7%), Florida (17.6%), Tennessee (11.6%), North Carolina (10.4%), and South Carolina (1.7%). This compares to two cities in two states at year end 1994, with Georgia representing 96.2% of the portfolio at that time (also measured by square feet and including properties under development and under agreement to acquire).

Operating information relating to the Operating Partnership's properties for 1997, 1996 and 1995 is summarized below (in thousands):

                                                                                           % Change     % Change
                                                                                           1997 vs.     1996 vs.
                                                     1997          1996         1995         1996         1995
-------------------------------------------------------------------------------------------------------------------
Rental revenues                                   $   80,419   $  48,162    $   31,217      67.0%        54.3%
Tenant reimbursements                                 10,387       4,517         2,798     130.0%        61.4%
-------------------------------------------------------------------------------------------------------------------
Property operating revenues                       $   90,806   $  52,679    $   34,015      72.4%        54.9%
-------------------------------------------------------------------------------------------------------------------
Operating and maintenance
   expenses                                       $   11,278   $   6,025    $    3,899      87.2%        54.5%
Real estate taxes                                      7,210       4,725         2,997      52.6%        57.7%
Depreciation and amortization                         24,144      13,474         8,177      79.2%        64.8%
-------------------------------------------------------------------------------------------------------------------
Property operating expenses                       $   42,632   $  24,224    $   15,073      76.0%        60.7%
-------------------------------------------------------------------------------------------------------------------
Property operating revenues
   less property operating expenses               $   48,174   $  28,455    $   18,942      69.3%        50.2%
-------------------------------------------------------------------------------------------------------------------

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996
Year to year comparisons of property operating revenues and expenses for 1997 and 1996 are discussed herein using the categories "core properties," "development properties" and "acquisition properties." Core properties are defined as properties which were stabilized and operating for comparable full year periods. The Operating Partnership defines a property as stabilized upon the earlier of substantial lease-up or one year from building shell completion. Development properties reflect properties completed and stabilized, and acquisition properties are properties acquired, subsequent to January 1, 1996.

Property operating revenues increased $38,127,000 or 72.4% in 1997. Of this increase, $29,626,000, $7,660,000 and $841,000 were attributable to acquisition, development and core properties, respectively. The increases from acquisition and development properties were due to the acquisition of 83 stabilized properties (37 in 1997 and 46 in 1996) totaling 5,402,000 square feet and the stabilization of 26 development properties (18 in 1997 and eight in 1996) and three property expansions (two in 1997 and one in 1996) totaling 2,848,000 square feet. Property operating expenses increased $18,408,000 or 76.0% between years, due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

For the comparable years of 1997 and 1996, operating results of the core properties, representing 134 properties totaling 8,861,000 square feet, are summarized below (in thousands):


                                                     1997                 1996           % Change
-----------------------------------------------------------------------------------------------------
Rental revenues                                  $    43,216         $     42,549            1.6%
Tenant reimbursements                                  4,196                4,022            4.3%
-----------------------------------------------------------------------------------------------------
Property operating revenues                      $    47,412         $     46,571            1.8%
-----------------------------------------------------------------------------------------------------
Operating and maintenance
     expenses                                    $     5,914         $      5,539            6.8%
Real estate taxes                                      4,114                4,299           (4.3%)
Depreciation and amortization                         12,229               11,889            2.9%
-----------------------------------------------------------------------------------------------------
Property operating expenses                      $    22,257         $     21,727            2.4%
-----------------------------------------------------------------------------------------------------
Property operating revenues less
     property operating expenses                 $    25,155         $     24,844            1.3%
-----------------------------------------------------------------------------------------------------
Average occupancy                                      95.2%                96.1%
-----------------------------------------------------------------------------------------------------

Property operating revenues from core properties increased 1.8% despite the impact of lost property operating revenues between years of approximately $242,000 resulting from the sale of a 96,000 square foot building in April 1997 and a small decrease in overall average occupancy. Adjusted for the building sale discussed above, property operating revenues from core properties increased 2.3% between years. This increase was due to both rental rate and reimbursement increases between periods. Property operating expenses increased 2.4% due primarily to increased utilities, repair and maintenance expenses offset by lower real estate taxes in 1997. Lower real estate taxes resulted primarily from the successful resolution of disputed property tax assessments. Property operating revenues less property operating expenses from core properties increased 2.3%, exclusive of depreciation and amortization expense and after adjusting for the building sale discussed above.

Interest expense increased $6,121,000 or 52.0% from $11,779,000 in 1996 to $17,900,000 in 1997, due to higher interest on mortgage notes payable in 1997 offset by lower interest on the Operating Partnership's revolving line of credit (the "Credit Facility"). Mortgage interest increased $6,418,000 due to interest costs associated with mortgage indebtedness assumed in connection with the Operating Partnership's 1996 and 1997 acquisitions. Interest expense on Credit Facility borrowings decreased $297,000 due primarily to a larger percentage of Credit Facility borrowings being utilized for the Operating Partnership's increased development activity in 1997, resulting in increased interest capitalization as a percentage of total Credit

Facility interest expense in 1997 compared to 1996 (see Note 4 to the consolidated financial statements).

Operating Partnership general and administrative expenses increased $2,029,000 or 66.8% from $3,039,000 in 1996 to $5,068,000 in 1997, due primarily to increased personnel and related administrative costs attributable to the Operating Parntership's southeast expansion. The majority of the increase relates to the additional general and administrative expenses associated with the Operating Partnership's Nashville, Tennessee and Raleigh, North Carolina operations, both of which were acquired in the fourth quarter of 1996, and expenses related to the establishment of an office in Orlando, Florida, which also occurred in the fourth quarter of 1996. As a percentage of total revenue, general and administrative expenses decreased from 5.6% in 1996 to 5.5% in 1997.

Interest income increased $1,017,000 or 206.7% from $492,000 in 1996 to $1,509,000 in 1997. Of the total increase between years, $442,000 relates to interest earned on loans to affiliated entities and others with the remaining increase due primarily to increased loan balances on real estate development loans (see Note 5 to the consolidated financial statements).

Equity in earnings of unconsolidated entities primarily represents the Operating Partnership's 99% economic interest in the earnings of the Service Companies and their subsidiaries after the elimination of interest expense and gains on property sales to the Operating Partnership. The Operating Partnership's share of the earnings of the Service Companies and their subsidiaries increased by $629,000 or 46.9% from $1,340,000 in 1996 to $1,969,000 in 1997 due primarily to gains on sales of real estate properties, principally land, and increased earnings from partnerships and joint ventures, also principally due to gains from land sales. Apart from these gains, net earnings from the operations of the Service Companies was comparable between years.

Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995 Year to year comparisons of property operating revenues and expenses for 1996 and 1995 are discussed herein using the "core properties," "development properties" and "acquisition properties" categories discussed above. However, for purposes of this comparison, development properties reflect properties completed and stabilized, and acquisition properties are properties acquired, subsequent to January 1, 1995.

Property operating revenues increased $18,664,000 or 54.9% in 1996. Of this increase, $13,733,000, $3,750,000 and $1,181,000 were attributable to acquisition, development and core properties, respectively. The increases from acquisition and development properties were due to the acquisition of 81 properties (49 in 1995 and 32 in 1996) totaling 4,727,000 square feet, excluding 14 properties totaling 1,109,000 square feet acquired on December 31, 1996, and the stabilization of 15 development properties (seven in 1995 and eight in 1996) and two property expansions (one each year) totaling 1,799,000 square feet. Property operating expenses increased $9,151,000 or 60.7% between years, due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

For the comparable years of 1996 and 1995, operating results of the core properties, representing 78 properties totaling 5,331,000 square feet, are summarized below (in thousands):


                                                     1996                  1995            % Change
-----------------------------------------------------------------------------------------------------
Rental revenues                                  $    25,157         $     24,045            4.6%
Tenant reimbursements                                  2,000                1,931            3.6%
-----------------------------------------------------------------------------------------------------
Property operating revenues                      $    27,157         $     25,976            4.5%
-----------------------------------------------------------------------------------------------------
Operating and maintenance
     expenses                                    $     3,685         $      3,210           14.8%
Real estate taxes                                      2,299                2,300              --
Depreciation and amortization                          7,178                6,310           13.8%
-----------------------------------------------------------------------------------------------------
Property operating expenses                      $    13,162         $     11,820           11.4%
-----------------------------------------------------------------------------------------------------
Property operating revenues less
     property operating expenses                 $    13,995         $     14,156           (1.1%)
-----------------------------------------------------------------------------------------------------
Average occupancy                                      95.1%                95.9%
-----------------------------------------------------------------------------------------------------

Property operating revenues from core properties increased 4.5% despite a small decrease in overall average occupancy. This was due in part to re-leasing two buildings totaling 344,000 square feet vacated in early 1995; re-leasing these two buildings produced a property operating revenue increase of $912,000 in 1996. The positive impact of re-leasing these buildings was offset by decreased average 1996 occupancy in six other buildings totaling 336,000 square feet which resulted in decreased property operating revenues of $691,000. Exclusive of these occupancy related impacts, core property operating revenues increased 4.2% between years due primarily to rental rate increases.

Property operating expenses increased 11.4% due to both increased operating and maintenance expenses and depreciation and amortization in 1996. Net of the impact of the eight buildings affected by occupancy changes, property operating expenses increased by 8.6% (6.1% excluding depreciation and amortization expense). The increase in property operating and maintenance expenses reflects increased property maintenance and security expenses between years. Excluding the impact of the eight buildings affected by occupancy changes, property operating revenues less property operating expenses from core properties, increased 3.7%, exclusive of depreciation and amortization expense between years.

Interest expense increased $3,673,000 or 45.3% from $8,106,000 in 1995 to $11,779,000 in 1996, due to higher interest on Credit Facility borrowings and higher mortgage interest in 1996. Higher weighted average Credit Facility borrowings in 1996 compared to 1995, due to the Operaring Partnership's acquisition and development activity, resulted in increased Credit Facility interest costs in 1996 of $1,410,000. Mortgage interest increased $2,263,000 due to interest costs associated with mortgage indebtedness assumed in connection with the Operating Partnership's 1995 and 1996 acquisitions.

Amortization of deferred financing costs increased by $173,000 or 25.0% from $691,000 in 1995 to $864,000 in 1996, due primarily to the amortization of the deferred financing costs associated with a $5,140,000 industrial revenue bond refinancing in the first quarter of 1996 and costs associated with increasing the availability under and restructuring of the Credit Facility.

Operating Partnership general and administrative expenses increased by $1,191,000 or 64.4% from $1,848,000 in 1995 to $3,039,000 in 1996, due primarily to increased personnel and related administrative costs attributable to the Operating Partnership's growth and to a lesser extent by a shift in certain expenses relating to properties which were fee-managed by the Service Companies in 1995, but which were subsequently acquired and owned by the Operating Partnership in 1996. A portion of the increased expenses in 1996 also relates to establishing of an office in Orlando, Florida and the general and administrative expenses associated with the Operating Partnership's acquired Nashville, Tennessee operations, both of which occurred in the fourth quarter of 1996. As a percentage of total revenue, general and administrative expenses increased from 5.2% in 1995 to 5.6% in 1996. General and administrative expenses of the Operating Partnership, when combined with the general and administrative expenses of the Service Companies increased $1,367,000 or 40.6% from $3,366,000 in 1995 to $4,733,000 in 1996 for the reasons discussed above. As a percentage of the combined revenues of the Operating Partnership and the Service Companies, the combined general and administrative expenses of the Operating Partnership and the Service Companies decreased from 8.0% in 1995 to 7.6% in 1996.

Interest income for the year ended December 31, 1996, consists primarily of interest earned under the real estate loan arrangements discussed more fully in
Note 5 to the consolidated financial statements. For the year ended December 31, 1995, interest income represented $213,000 earned under a short-term note arrangement, made in connection with a 1995 property acquisition, $60,000 earned under the real estate loan arrangements discussed above, with the remainder earned on short-term cash investments.

Equity in earnings of unconsolidated entities represents the Operating Partnership's 99% economic interest in the earnings of the Service Companies and their subsidiaries after the elimination of interest expense to the Operating Partnership. The Operating Partnership's share of the earnings of the Service Companies and their subsidiaries increased $120,000 or 9.8% from $1,220,000 in 1995 to $1,340,000 in 1996. This increase was due to increased profitability of both the third-party fee construction and landscape businesses in 1996, offset by decreased earnings from the property management fee business due to the Operating Partnership's acquisition in late 1995 of 37 properties which were previously fee-managed.

Liquidity and Capital Resources

The Operating Partnership continues to generate increasing cash flows from operations. Cash provided by operating activities increased 75.2% or $21,066,000 to $49,097,000 in 1997. The increase resulted primarily from a full year of operating income in 1997 from 46 buildings acquired and eight development properties and one property expansion stabilized in 1996, and from the partial year operating income from 37 buildings acquired and 18 development properties and two property expansions stabilized in 1997.

The Operating Partnership's net cash flow from operations is currently sufficient to meet the Operating Partnership's current operational needs and to satisfy the Operating Partnership's current quarterly distribution requirements, which are structured to ensure that the Company can satisfy the dividend requirements necessary to maintain its status as a REIT. Operating Partnership management believes that operating cash flows will continue to be adequate to fund these requirements in 1998.

In 1997, the Operating Partnership invested $182,762,000 in property acquisition, development, construction and real estate loan activities. This compares to $121,202,000 in 1996. This increased cash investment activity primarily reflects the impact of increased development and land acquisition activity in 1997.

Financing for the Operating Partnership's property investment activities consisted primarily of $251,916,000 from both common and preferred capital contributions from the Company, offset by repayments of Credit Facility borrowings and retirements of mortgage and other notes payable of $86,329,000, in 1997, compared to $69,279,000 from a common capital contribution from the Company and $45,042,000 of additional net borrowings in 1996. The debt and equity components of the Company's or Operating Partnership's on-going financing strategy may differ based upon future market conditions.

In 1997, the Operating Partnership increased its available borrowing capacity under its multi-bank, unsecured, Credit Facility from $175,000,000 to $225,000,000 and lowered its borrowing costs from LIBOR plus 1.35% to LIBOR plus 1.05%. The Credit Facility may be used to, among other things, meet the Operating Partnership's operational obligations and to fund the distributions necessary for the Company to meet its annual REIT dividend requirements. The Operating Partnership currently intends to finance its development, construction and acquisition activities primarily through borrowings under the Credit Facility. At December 31, 1997, the Operating Partnership had available capacity under the Credit Facility of approximately $125,000,000 (see Note 4 to the consolidated financial statements). The Credit Facility matures on December 31, 2000, and provides for annual extensions through December 31, 2002.

In January 1998, the Operating Partnership acquired a 2,477,000 square foot, 24-building property portfolio in Miami, Florida for approximately $175,000,000 (see Note 7 to the consolidated financial statements), including cash of approximately $64,400,000 funded through Credit Facility borrowings. Additionally, in February 1998, one of the Service Companies acquired a one-third interest in Codina Group, Inc., for approximately $9,000,000 (see Note 6 to the consolidated financial statements), in cash also from Credit Facility borrowings, and the Operating Partnership received capital contributions from the Company of approximately $33,100,000 resulting from a 1,073,000 share Company common stock offering which was used to repay Credit Facility borrowings. Net of these activities, the Operating Partnership's available capacity under the Credit Facility would be approximately $85,000,000.

The Operating Partnership received unsecured debt ratings from Standard & Poor's, Moody's and Duff & Phelps in 1997. The ratings achieved will give the Operating Partnership "investment grade" status for all current senior unsecured debt offerings. These ratings will serve to reduce the Operating Partnership's unsecured debt interest costs compared to unrated unsecured debt. These rating levels are subject to change based on the above agencies' continuing assessments of the Operating Partnership's financial strength and operating performance. Any change in rating status could increase or decrease the Operating Partnership's borrowing costs.

The Operating Partnership believes it currently has adequate liquidity and sources of capital, including available borrowing capacity under its existing Credit Facility and remaining capacity of $415,000,000 under a $600,000,000 universal shelf registration of the Company and Operating Partnership (including $300,000,000 of remaining debt securities capacity relating to the Operating Partnership), to meet its current operational requirements, to fund annual principal requirements under existing mortgage notes payable and to fund its current development and acquisition activity. It is management's expectation that the Operating Partnership will continue to have access to the additional capital resources necessary to further expand and develop its business and to refinance mortgage notes payable as they begin to mature in 1998. These resources include debt and equity financings, in both public and private markets, including the use of its available capacity under the current universal shelf registration. Future development and acquisition activities will be undertaken by the Operating Partnership only as suitable opportunities arise. Such activities are not expected to be undertaken unless adequate sources of financing are available and a satisfactory budget with targeted returns on investment has been internally approved. The Operating Partnership maintains staffing levels sufficient to meet its existing construction and leasing activities. If market conditions warrant, the Operating Partnership may adjust staffing levels to avoid a negative impact on the Operating Partnership's results of operations.

Total consolidated debt amounted to $275,515,000 at December 31, 1997, including Credit Facility borrowings of $82,920,000 and mortgage notes payable of $192,595,000. Of the $192,595,000 of mortgage indebtedness, $186,798,000 is fixed rate and $5,797,000 is variable rate. At December 31, 1997, the weighted average interest rate on the Operating Partnership's fixed rate mortgage debt was 8.1% and on its variable rate mortgage debt was 4.5%. The weighted average interest rate under the Credit Facility, exclusive of the impact of the interest rate swaps discussed below, at December 31, 1997, was 7.0%. Based on the outstanding balance of mortgage notes payable at December 31, 1997, the weighted average interest rates on the mortgage notes with a final maturity in each of the next five years and thereafter were 8.6% in 1998, 7.4% in 1999, 8.7% in 2000, 7.4% in 2001, 8.2% in 2002 and 8.1% thereafter.

At December 31, 1997, the Operating Partnership's mortgage debt on its consolidated properties totaled $192,595,000. Including Credit Facility borrowings of $82,920,000 for the Operating Partnership and $16,620,000 for the unconsolidated Service Companies and their subsidiaries and $2,000,000 of other notes payable on unconsolidated properties, the total debt obligations of the Operating Partnership and its unconsolidated entities was $294,135,000 or 25% of the Operating Partnership's total market capitalization (defined as total debt plus the market equity value of the Common Units as calculated herein) at December 31, 1997. At December 31, 1997, (based on the closing price of the common stock of the Company of $32.00 on December 31, 1997) the 23,336,687 Common Units outstanding would have a total market value of $746,774,000, and the 6,000,000 preferred units outstanding would have a total market value of $150,000,000 (based on the closing stock price of the preferred stock of the Company of $25.00 on December 31, 1997), resulting in total equity value of $896,774,000.

As discussed above, the Operating Partnership acquired certain properties in Miami, Florida in January 1998 for approximately $175,000,000, and the Service Companies acquired a one-third interest in a related real estate services company in February 1998 for approximately $9,000,000. The Operating Partnership also received capital contributions from the Company of approximately $33,100,000 from a February 1998 Company common stock offering. Adjusted for these transactions, the total debt obligations of the Operating Partnership and its unconsolidated entities would have been $413,000,000 or 30% of total market capitalization of $1,373,000,000 (also reflecting the equity value of these transactions), at December 31, 1997.

Management of Interest Rate Risks

The Operating Partnership uses interest rate swap and treasury rate guarantee hedge arrangements to manage its exposure to interest rate changes on its variable rate indebtedness. The Operating Partnership has in place interest rate swap agreements to effectively fix the Operating Partnership's interest costs on $50,000,000 of variable rate Credit Facility borrowings. The weighted average effective interest rate under the fixed swap arrangements is approximately 7.7%. If interest rates under the Credit Facility, in excess of the $50,000,000 discussed above, and under the Operating Partnership's variable rate mortgage debt fluctuated by 1.0%, interest costs to the Operating Partnership, based on outstanding borrowings at December 31, 1997, would increase or decrease by approximately $600,000 on an annualized basis. In 1997, the Operating Partnership entered into a treasury rate guarantee hedge arrangement to fix its interest costs on an anticipated public debt financing transaction. This hedge effectively locks in, for the period through March 1998, a seven year treasury rate of approximately 6.3% on anticipated borrowings of approximately $100,000,000.

These swap and hedge arrangements serve to decrease the negative impact of increased interest rates on the Operating Partnership's financial results by fixing interest rates on otherwise variable rate debt instruments. However, due to the decline in interest rates at the end of 1997, these arrangements would require the payment of approximately $4,265,000 (at December 31, 1997), if the arrangements were terminated. Under current accounting rules, these potential costs are not recognized currently in the Operating Partnership's financial statements, but instead are reflected as part of interest expense over the life of the related hedged borrowings, causing reported interest costs to be higher than current interest costs on similar unhedged debt securities. The costs associated with terminated swap and hedge arrangements can result in charges to operations to the extent hedged borrowings are not completed or are no longer outstanding.

Current Development and Acquisition Activity

At year end, the Operating Partnership had committed development and acquisitions totaling approximately $200,004,000 representing 31 buildings totaling 3,733,000 square feet, exclusive of the 2,477,000 square foot, 24 building Miami, Florida acquisition, completed in January 1998 at a total cost of approximately $175,000,000. In February 1998, the Operating Partnership announced additional committed developments totaling $110,590,000 representing 15 buildings and one property expansion totaling 2,074,000 square feet. Including the developments announced in February 1998 and net of two buildings stabilized in 1998 totaling 140,000 square feet at a total cost of $8,624,000, the Operating Partnership had at February 28, 1998, committed development and acquisitions totaling approximately $301,970,000 representing 44 buildings and one property expansion totaling 5,667,000 square feet. Properties to be acquired as of February 28, 1998, consist of three buildings totaling 357,000 square feet with a total expected cost of approximately $17,295,000. Development properties as of February 28, 1998, consist of 41 buildings and one building expansion totaling 5,310,000 square feet with a total expected cost of $284,675,000.

It is expected that such development and acquisition properties will stabilize or be acquired as detailed below:

--------------------------------------------------------------------------------
                                                Square               Estimated
            Year           Buildings             Feet                  Cost
--------------------------------------------------------------------------------
            1998              20               2,900,000            $137,209,000
            1999              23               2,664,000             154,085,000
            2000               1                 103,000              10,676,000
--------------------------------------------------------------------------------
                              44               5,667,000            $301,970,000
================================================================================

In addition, the Operating Partnership has committed, subject to due diligence procedures, to acquire development land totaling $25,403,000 over various periods ranging up to five years.

It is expected that future development and land acquisition expenditures will be funded primarily through Credit Facility borrowings, refinanced as required through new debt or equity offerings in both private and public markets, and future acquisitions will be consummated primarily through a combination of cash funded through borrowings under the Credit Facility, the issuance of Common Units and the assumption of indebtedness, some of which will also be repaid through borrowings under the Credit Facility.

The information provided above includes forward-looking data about expected property acquisitions or stabilizations that is based on current construction schedules, the status of lease negotiations with potential tenants, the successful completion of due diligence procedures and other relevant factors currently available to the Operating Partnership. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking data.

Supplemental Disclosure of Funds from Operations

The Operating Partnership believes that funds from operations provides an additional indicator of the financial performance of the Operating Partnership. Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to mean net income (loss) determined in accordance with generally accepted accounting principles ("GAAP") excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The Operating Partnership computes funds from operations under the current NAREIT definition by subtracting from net income the distributions to preferred unitholders before making an adjustment for the non-cash items described above. Funds from operations is influenced not only by the operations of the properties, but also by the capital structure of the Operating Partnership. Accordingly, management expects that funds from operations will be one of the factors considered by the Board of Directors of the Company in determining the amount of cash distributions the Operating Partnership will pay to its Unitholders. Funds from operations does not represent cash flow from operating, investing and financing activities as defined by GAAP, which are discussed under "Liquidity and Capital Resources" above. Additionally, funds from operations does not measure whether cash flow is sufficient to fund all cash flow needs, including principal amortization, capital expenditures and distributions to Unitholders, and should not be considered as an alternative to net income for purposes of evaluating the Operating Partnership's operating performance or as an alternative to cash flow, as defined by

GAAP, as a measure of liquidity. Funds from operations presented herein under the NAREIT guidelines is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's funds from operations is comparable to the funds from operations of real estate companies that use the current NAREIT definition.

The Operating Partnership's calculation of funds from operations follows the guidelines issued by NAREIT, including the recognition of rental income on the "straight-line" basis consistent with its treatment in the Operating Partnership's statement of operations under GAAP. The "straight-line" rental adjustment increased rental revenues by $680,000 and $475,000 in 1997 and 1996, respectively, and decreased rental revenue by $19,000 in 1995. In accordance with the NAREIT guidelines, the Operating Partnership excludes gains or losses on sales of operating (previously depreciated) real estate assets in calculating funds from operations, but includes gains or losses on sales of undepreciated assets (land) that are of a recurring nature. Pre-tax gains on land sales are included in funds from operations in the amount of $636,000, $67,000 and $125,000 in 1997, 1996, and 1995, respectively.

In 1997, funds from operations available to Common Unitholders increased $21,020,000 or 71.7% to $50,343,000 compared to funds from operations of $29,323,000 in 1996. Funds from operations for 1997, 1996 and 1995, are detailed below (in thousands):

                                                               1997              1996             1995
----------------------------------------------------------------------------------------------------------
Net income available to Common
   Unitholders                                            $    26,474      $    15,809       $    11,107
Depreciation and amortization                                  24,144           13,474             8,177
Depreciation and amortization --
   unconsolidated entities                                         10               40                23
Gain on sale of operating real estate
   property                                                      (209)              --                --
Gain on sale of operating real estate
   property-- unconsolidated entities                             (76)              --                --
----------------------------------------------------------------------------------------------------------
Funds from operations available to
   Common Unitholders                                     $    50,343      $    29,323       $    19,307
----------------------------------------------------------------------------------------------------------
Weighted average Common Units
   Basic                                                       21,380           14,280            10,760
   Diluted/(a)/                                                21,580           14,386            10,832
----------------------------------------------------------------------------------------------------------

(a) Represents the weighted average Common Units outstanding plus the dilutive effect of outstanding stock options. Common Unit equivalents related to the Company's outstanding stock options totaled 200,000, 106,000 and 72,000 in 1997, 1996, and 1995, respectively.

Supplemental Information on Capital Expenditures and Leasing Costs

The following table details the Operating Partnership's capital expenditures and leasing costs for 1997, 1996, and 1995 (in thousands):

                                                                          1997              1996            1995
-------------------------------------------------------------------------------------------------------------------
Building acquisitions/(1)(2)/                                         $   129,884      $   201,660      $   110,141
Development and land acquisition activity/(3)(4)/                         137,815           70,476           42,835
Non-revenue-producing building improvements                                 1,059              543              331
Revenue-producing building improvements/(5)/                                   --               --            3,520
Tenant improvement and leasing costs on
   second-generation leases/(6)/                                            4,541            2,995            2,597
-------------------------------------------------------------------------------------------------------------------
                                                                      $   273,299      $   275,674      $   159,424
===================================================================================================================

(1) Building acquisitions in 1997 included two buildings acquired while still under development. These buildings were not stabilized as of December 31, 1997.

(2) Reflects aggregate acquisition costs including the settlement of real estate loans of $7,376,000, the assumption of indebtedness of $64,869,000, the issuance of $31,598,000 of Common Units and other acquisition related payables, net of receivables, of $756,000 in 1997; including the assumption of mortgage notes payable of $104,628,000, the issuance of $55,209,000 of Common Units and other acquisition related payables, net of receivables, of $906,000 in 1996; and including the assumption of mortgage notes payable of $39,511,000 and the application of notes receivable and deposits of $3,540,000 in 1995 (see Note 14 to the consolidated financial statements).

(3) Includes first-generation leasing costs on development properties totaling $3,774,000, $1,287,000 and $1,292,000 in 1997, 1996, and 1995, respectively.

(4) Reflects aggregate development and leasing costs, exclusive of the decrease in construction payables of $776,000 and $743,000 in 1997 and 1996, respectively, and the increase in construction payables of $52,000 in 1995.

(5) In 1995, revenue-producing building improvements included $520,000 in building improvements to convert a 94,677 square foot single-tenant office building to a multi-tenant facility. By dividing the space for lease to a number of tenants, rather than leasing the entire building to a single tenant, the Operating Partnership believes it has achieved higher rents and has substantially reduced its rollover risk and potential loss due to vacancy. Also in 1995, the Operating Partnership invested approximately $3,000,000 in building improvements to convert a 249,200 square foot bulk warehouse building to a manufacturing facility. The new tenant also invested a similar amount in improvements to the building. Management believes that this combined investment has enhanced the value of the building and that the Operating Partnership has achieved higher rent as a result of the renovation and conversion of this building.

(6) Includes second-generation leasing costs totaling $2,073,000, $1,331,000 and $1,159,000 in 1997, 1996, and 1995, respectively.

Recent Accounting Pronouncements

In February 1997, Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share," was issued prescribing a new method for computing earnings per share, which superseded Accounting Principles Board Opinion 15, "Earnings per Share," the prior accounting literature utilized in computing earnings per share under generally accepted accounting principles. SFAS 128 became effective for the Operating Partnership during the fourth quarter and year ended December 31, 1997. Under SFAS 128, the Operating Partnership has presented both basic and diluted net income per Common Unit in its consolidated financial statements and, as required under SFAS 128, all prior period net income per Common Unit data was restated. The impact of SFAS 128 on the Operating Partnership's consolidated net income per Common Unit amounts and additional disclosures required by SFAS 128 for 1997, 1996 and 1995 are discussed in Note 8 to the consolidated financial statements.

In June 1997, SFAS 130, "Reporting Comprehensive Income," was issued establishing new standards for the reporting and display of comprehensive income and its components in a full set of financial statements. SFAS 130 will be effective for the Operating Partnership beginning with the fourth quarter and year ended December 31, 1998. The implementation of SFAS 130 is not expected to have a material impact on the Operating Partnership's financial statement presentation.

In June 1997, SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," was issued prescribing new guidelines for the reporting of segment data. SFAS 131 will apply to all public, for-profit companies and will be effective for the Operating Partnership beginning with the fourth quarter and year ended December 31, 1998. The Operating Partnership was not subject to segment reporting under prior accounting standards, but will be required to provide certain segment disclosures under SFAS 131. The Operating Partnership has not yet determined the specific nature and magnitude of the disclosures required by SFAS 131.

Impact of Inflation

In the last three years, inflation has not had a significant impact on the Operating Partnership because of the relatively low inflation rate. Substantially all tenant leases do, however, contain provisions designed to protect the Operating Partnership from the impact of inflation. Most of the Operating Partnership's leases require the tenants to pay a share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Operating Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the leases are for terms of less than seven years which may enable the Operating Partnership to replace existing leases with new leases at higher base rentals if rents under the existing leases are below the then-existing market rate. However, there can be no assurance that the Operating Partnership would be able to replace existing leases with new leases at higher base rentals.

Other Matters

The Operating Partnership is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Operating Partnership's hardware and software information systems. The year 2000 issue is the result of many computer programs recognizing a date ending with "00" as the year 1900 rather than the year 2000, causing potential system failures or miscalculations which could result in disruptions of normal business operations. The Operating Partnership's primary financial and operating systems are supplied by third-party suppliers. Based on communications with third-party suppliers, evaluations of third-party systems and internal assessments of in-house information systems, the costs of addressing potential year 2000 issues are not expected to have a material adverse impact on the Operating Partnership's financial position, results of operations or cash flows in future periods. In fact, most of the Operating Partnership's software systems are either currently year 2000 compliant or will be compliant well in advance of January 1, 2000. However, such conclusions are based upon communications, evaluations and assessments to date and if future negative events occur which can not be resolved in a timely manner, it could result in material financial risk to the Operating Partnership. The Operating Partnership plans to allocate the time and resources necessary to timely resolve any significant year 2000 issues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of this report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections under the heading "Election of Directors" entitled "Nominees for Election -- Terms Expiring in 2001," "Incumbent Directors -- Terms Expiring in 2000," "Incumbent Directors -- Terms Expiring in 1999" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held May 20, 1998 (the "Proxy Statement") are incorporated herein by reference for information regarding Directors of the Company. See Item X in Part I hereof for information regarding executive officers of the Registrant.

ITEM 11. EXECUTIVE COMPENSATION

The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the sections under the heading entitled "Executive Compensation" of the Proxy Statement are incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of Common Units of the Operating Partnership as of February 28, 1998 for (i) directors of the Company, (ii) the Chief Executive Officer and each of the four other most highly compensated executive officers of the Operating Partnership and the Company (collectively, the "Named Executive Officers"), (iii) the directors of the Company and executive officers of the Operating Partnership and the Company as a group and (iv) each person known to the Operating Partnership who is, or may be deemed to be, the beneficial owner of more than a 5% interest in the Operating Partnership. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person or entity has sole voting and disposition power.


Name and Address                                              Number of Common Units          Percent
of Beneficial Owner                                          Beneficially Owned/(1)/         of Class
-------------------------------------------------------------------------------------------------------------------
Weeks LP Holdings, Inc./(2)(3)/                                     18,655,066                 72.93%

Weeks GP Holdings, Inc./(2)(3)/                                        337,503                  1.32%

NWI Warehouse Group, L.P.                                            2,281,273                  8.92%
     1410 Donelson Pike
     Nashville, TN  37217

A. Ray Weeks, Jr./(2)/                                               1,432,905/(4)/             5.60%

Thomas D. Senkbeil/(2)/                                                 96,067/(5)(6)/             *

Forrest W. Robinson/(2)/                                                72,127/(5)(6)/             *

David P. Stockert/(2)/                                                      --                     *

Klay W. Simpson/(2)/                                                     4,110                     *

John W. Nelley, Jr./(2)/                                             2,281,273/(7)/             8.92%

Harold S. Lichtin/(2)/                                                 624,298/(8)/             2.44%

Barrington H. Branch/(2)/                                                   --                     *

George D. Busbee/(2)/                                                       --                     *

William Cavanaugh III/(2)/                                                  --                     *

Charles R. Eitel/(2)/                                                       --                     *

William O. McCoy/(2)/                                                       --                     *

All executive officers and directors
     as a group (20 persons)                                         4,456,586                 17.42%

*   Represents less than 1% of the Operating Partnership's outstanding Common
    Units.
(1) Except as otherwise indicated, each of the parties listed has sole voting and investment power over the units owned.
(2) Beneficial owner's address is 4497 Park Drive, Norcross, GA 30093.
(3) Each company is a wholly-owned subsidiary of Weeks Corporation.
(4) Includes 400,155 Common Units held by trusts of which Mr. Weeks is co-trustee and a 20% beneficiary, and 255,263 Common Units held by corporations that Mr. Weeks controls, including by those corporations discussed in notes
    (5) and (6) below, and 163,048 Common Units held by Mr. Weeks' spouse.
(5) Includes 42,993 Common Units held by a corporation which is owned 60%, 30% and 10%, respectively, by Mr. Weeks, Mr. Senkbeil and Mr. Robinson.
(6) Includes 257 Common Units held by a corporation which is owned 75%, 20% and 5%, respectively, by Mr. Weeks, Mr. Senkbeil and Mr. Robinson.
(7) Includes 2,281,273 Common Units held by NWI Warehouse Group, L.P. of which Mr. Nelley is a general partner. Mr. Nelley disclaims beneficial ownership of 1,789,358 of such Common Units.
(8) Includes 595,365 Common Units held by entities which Harold S. Lichtin controls and 153 Common Units held by Mr. Lichtin's spouse.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The sections under the heading titled "Certain Transactions" of the Proxy Statement are incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
          REPORTS ON FORM 8-K

(A)  1.  Financial Statements

         The following Consolidated Financial Statements of the Registrant, together with the applicable Report of Independent Public Accountants, are listed below:


         Weeks Realty, L.P. and Subsidiaries                                                        Page Number
         Report of Independent Public Accountants on Financial
              Statements and Schedule..................................................................F-1
         Consolidated Balance Sheets of the Operating Partnership
              at December 31, 1997 and 1996............................................................F-2
         Consolidated Statements of Operations of the Operating Partnership
              for the years ended December 31, 1997, 1996 and 1995.....................................F-3
         Consolidated Statements of Partners' Capital of the Operating
              Partnership for the years ended December 31, 1997, 1996 and 1995.........................F-4
         Consolidated Statements of Cash Flows of the Operating
              Partnership for the years ended December 31, 1997, 1996 and 1995.........................F-5
         Notes to Consolidated Financial Statements....................................................F-6

     2.  Financial Statement Schedule

         Schedule III - Real Estate Assets and Accumulated Depreciation........................S-1 to S-11

     3.  Exhibits

         Certain of the exhibits required by item 601 of Regulation S-K have been filed with previous reports by the Registrant and are herein incorporated by reference thereto.


         Exhibit No.     Description
-------------------------------------------------------------------------------------------------------------------
         2.1*            Agreement of Merger by and between NWI Warehouse Group, LLC and Weeks Realty, L.P., dated
                         November 1, 1996.
         2.2*            Contribution Agreement for Development Properties between Weeks Realty, L.P., and NWI
                         Warehouse Group, L.P., dated November 1, 1996.
         2.3*            Contribution Agreement for Aspen Grove Land between Weeks Realty, L.P., and NWI Warehouse
                         Group, L.P., dated November 1, 1996.
         2.4*            Contribution Agreement for I-440 Land between Weeks Realty, L.P., and NWI Warehouse
                         Group, L.P., dated November 1, 1996.
         2.5*            Contribution Agreement for NWI Operating Business by and between Weeks Realty, L.P. and
                         NWI Warehouse Group, L.P., dated November 1, 1996.
         2.6*            Contribution Agreement for Buckley Operating Business by and between Weeks Realty, L.P.
                         and Buckley & Company Real Estate, Inc., dated November 1, 1996.
         2.7*            Contribution Agreement for Briley Land between Weeks Realty, L.P. and NWI Warehouse
                         Group, L.P., dated November 1, 1996.
         2.8**           Contribution Agreement by and between Harold S. Lichtin and Weeks Realty, L.P., dated
                         December 31, 1996.
         2.9**           Contribution Agreement for Northern Telecom Properties, among the Contributors identified therein (the "Contributors") and Weeks Realty, L.P. doing business as Weeks Realty Limited
                         Partnership, dated December 31, 1996.
         2.10**          Contribution Agreement (Perimeter Park West Land) among Harold S. Lichtin, Marie
                         Antoinette Robertson, and Perimeter Park West Associates, and Weeks Realty, L.P. doing business as Weeks Realty Limited Partnership, dated December 31, 1996.
         2.11**          Contribution Agreement for Completed Properties Lichtin Portfolio among the Contributors and Weeks Realty, L.P. doing business as Weeks Realty Limited Partnership, dated December
                         31, 1996.
         2.12**          Contribution Agreement for Development Properties and Regency Forrest Land among the
                         Contributors and Weeks Realty, L.P. doing business as Weeks Realty Limited Partnership, dated December 31, 1996.
         2.13****        Beacon Centre Contribution Agreement dated January 2, 1998 by and between Armando Codina,
                         Codina West Dade Development Corporation, Codina Family Investments, Ltd., The Benenson
                         Capital Company, Raha Associated, Inc., Laurence Tisch, Preston Tisch, Raha Associates II,
                         Inc., Codina West Dade Development Corporation No. 5, and Weeks Realty, L.P., and Weeks
                         Corporation.
         4.1*            Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated
                         October 30, 1996.
         4.2*            First Amendment to the Second Amended and Restated Agreement of Limited Partnership of
                         Weeks Realty, L.P. by and among NWI Warehouse Group, L.P., Buckley & Company Real Estate,
                         Inc. and Weeks GP Holdings, Inc., dated November 1, 1996.
         4.3**           Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of
                         Weeks Realty, L.P. by and among Harold S. Lichtin, Noel A. Lichtin, Marie Antoinette
                         Robertson, Amy R. Ehrman, Roland G. Robertson and Perimeter Park West Associates Limited
                         Partnership, Weeks GP Holdings, Inc. and Weeks Corporation, dated December 31, 1996.
         4.4++           Third Amendment to Second Amended and Restated Agreement of Limited Partnership of
                         Weeks Realty, L.P., dated January 31, 1997.

         4.5             Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P.,
                         dated August 1, 1997.
         4.6++++         Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P.,
                         dated October 7, 1997.
         4.7             Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P.,
                         dated October 27, 1997.
         4.8             Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P.,
                         dated December 30, 1997, but effective as of August 1, 1997.
         4.9****         Eighth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P.
                         dated January 9, 1998.
         4.10*****       Indenture among Weeks Realty, L.P. and State Street Bank and Trust Company, as Trustee.
         10.1***         Employment Agreements between Weeks Realty, L.P. and A. Ray Weeks, Jr., Thomas D. Senkbeil and Forrest W.
                         Robinson, respectively.
         10.2***         Employment Agreements between Weeks Realty Services, Inc. and A. Ray Weeks, Jr., Thomas D. Senkbeil and
                         Forrest W. Robinson, respectively.
         10.3***         Employment Agreements between Weeks Construction Services, Inc. and A. Ray Weeks, Jr. and Forrest W.
                         Robinson, respectively.
         10.4***         Noncompetition Agreements among the Company, Weeks Realty, L.P., Weeks Realty Services, Inc., Weeks
                         Construction Services, Inc. and each of A. Ray Weeks, Jr., Thomas D. Senkbeil and Forrest W. Robinson.
         10.5+           Credit Agreement dated September 25, 1996, by and among Wachovia Bank of Georgia, N.A., as agent bank for
                         Wachovia Bank of Georgia, N.A., First Union National Bank of Georgia, Commerzbank A.G. and Mellon Bank,
                         N.A. as lenders, Weeks Realty, L.P., Weeks Construction Services, Inc., Weeks Realty Services, Inc., Weeks
                         Development Partnership and Weeks Financing Limited Partnership, as borrowers, and Weeks Corporation and
                         Weeks Realty, L.P., as guarantors.
         10.6/++/        Park North Purchase and Sale Agreement between Copley Properties Inc., Parknorth Associates, Parknorth
                         Associates II, Parknorth Associates III and Weeks Realty, L.P., dated March 28, 1995.
         10.7#           Purchase and Sale Agreement by and among North Meadow Associates Joint Venture, ASC North Fulton Associates
                         Joint Venture and Weeks Realty, L.P., dated July 7, 1995.
         10.8##          Noncompetition Agreement between Weeks Corporation, Weeks Realty, L.P., Weeks Realty Services, Inc. and
                         Weeks Construction Services, Inc. and David P. Stockert, dated June 26, 1995.
         10.9##          Agreement of Purchase and Sale between Premprop-Northwoods 6 Partnership, Premprop-Northwoods 18-22
                         Partnership, and Premprop-Northwoods 23 Partnership and Weeks Realty, L.P. dated November 6, 1995. The
                         Exhibits and Schedules to this Agreement are listed in, but not filed with, this exhibit. Such Exhibits and
                         Schedules have been omitted for purposes of this filing, but will be furnished to the Commission supplementary upon request.
         10.10###        Real Estate Purchase and Sale Agreement by and between Principal Mutual Life Insurance Company and Weeks
                         Realty, L.P., dated May 28, 1996.
         10.11*          Noncompetition Agreement by and among NWI Warehouse Group, L.P., Weeks Corporation, Weeks Realty, L.P.,
                         Weeks Realty Services, Inc., Weeks Construction Services, Inc., Weeks GP Holdings, Inc., Weeks LP
                         Holdings, Inc., and their respective successors, dated November 1, 1996.

         10.12*          Noncompetition Agreement by and among John W. Nelley, Jr., Weeks Corporation, Weeks
                         Realty, L.P., Weeks Realty Services, Inc., Weeks Construction Services, Inc., Weeks GP
                         Holdings, Inc., Weeks LP Holdings, Inc., and any other entity under the common control of
                         Weeks Corporation, and their respective successors, dated November 1, 1996.
         10.13*          Noncompetition Agreement by and among Albert W. Buckley, Jr., Weeks Corporation, Weeks Realty, L.P., Weeks
                         Realty Services, Inc., Weeks Construction Services, Inc., Weeks GP Holdings, Inc., Weeks LP Holdings,
                         Inc., and any other entity under the common control of Weeks Corporation, and their respective successors, dated November 1, 1996.
         10.14**         Noncompetition Agreement by and between Harold S. Lichtin, Weeks Corporation, Weeks Realty, L.P., Weeks
                         Realty Services, Inc., Weeks Construction Services, Inc., Weeks GP Holdings, Inc., Weeks LP Holdings, Inc.,
                         and any other entity under the common control of Weeks Corporation, and their respective successors, dated
                         December 31, 1996.
         10.15+++        First Amendment to Credit Agreement dated September 1, 1997 by and among Wachovia Bank of Georgia, N.A., as agent bank for Wachovia Bank of Georgia, N.A., First Union National Bank of Georgia, Commerzbank A.G. and
                         Mellon Bank, as lenders, Weeks Realty, L.P., Weeks Construction Services, Inc., Weeks Realty Services,
                         Inc., Weeks Development Partnership and Weeks Financing Limited Partnership, as borrowers, and Weeks
                         Corporation, Weeks GP Holdings, Inc., Weeks LP Holdings, Inc., and Weeks Realty, L.P., as guarantors.
         10.16           Consulting Agreement by and between Harold S. Lichtin and Weeks Corporation, dated December 30, 1997, effective October 1, 1997.
         10.17           Settlement Agreement and Mutual Release by and among Weeks Corporation, the affiliates and related companies of Weeks Corporation identified therein, and Harold S. Lichtin, dated December 30, 1997, effective October 1, 1997.
         10.18####       Securities Purchase Agreement among Codina Group, Inc., Armando Codina, St. Joe Corporation and Weeks
                         Realty Services, Inc. dated as of February 24, 1998.
         10.19####       Shareholders' Agreement among Codina Group, Inc., Armando Codina, St. Joe Corporation and Weeks Realty
                         Services, Inc. dated as of February 24, 1998.
         11.1            Computation of earnings per Common Unit.
         21.1            List of subsidiaries of the Registrant.
         23.1            Consent of Arthur Andersen LLP regarding Weeks Realty, L.P.'s S-3, file No. 333-32755.
         27.1            Financial Data Schedule for the year ended December 31, 1997.
         27.2            Financial Data Schedule for the year ended December 31, 1996, as restated for the implementation of SFAS
                         128.
         27.3            Financial Data Schedule for the nine months ended September 30, 1997, as restated for the implementation of SFAS 128.

         * Filed as an exhibit to the Company's Current Report on Form 8-K dated November 1, 1996.
         ** Filed as an exhibit to the Company's Current Report on Form 8-K dated December 31, 1996.
         *** Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
         **** Filed as an exhibit to the Company's Current Report on Form 8-K dated January 9, 1998.
         ***** Filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 17, 1998.
         # Filed as an exhibit to the Company's Current Report on Form 8-K dated August 31, 1995.
         ## Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
         ### Filed as an exhibit to the Company's Current Report on Form 8-K dated August 9, 1996.
         #### Filed as an exhibit to the Company's Current Report on Form 8-K dated March 17, 1998.
         +      Filed as an exhibit to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended September 30, 1996.
         /++/   Filed as an exhibit to the Company's Current Report on Form 8-K dated July 12, 1995.
         ++ Filed as an exhibit to the Company's Current Report on Form 8-K dated May 7, 1997.
         +++ Filed as an exhibit to the Operating Partnership's Quarterly Report on Form 10-Q for the quarterly period ended
                September 30, 1997.

         ++++ Filed as an exhibit to the Company's Current Report on Form 8-K dated October 7, 1997.


(B)  1.  Reports on Form 8-K

         Form 8-K dated October 3, 1997, and filed on October 6, 1997, reporting the acquisition of operating real estate properties from NWI and Lichtin in 1997.

Signatures
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                           WEEKS REALTY, L.P.
                           (Registrant)
                           By:  Weeks GP Holdings, Inc.,
                               as General Partner

March 30, 1998             /s/ A. R. Weeks, Jr.
                           --------------------------------------------
                           A. R. Weeks, Jr.
                           Chairman of the Board, Chief Executive Officer and
                           Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities on the dates indicated:


Signature                                        Title                                  Date
-------------------------------------------------------------------------------------------------------------------
     /s/ A. R. Weeks, Jr.                        Chairman of the Board, Chief           March 30, 1998
--------------------------------------------     Executive Officer and Director
     A. R. Weeks, Jr.

     /s/ Thomas D. Senkbeil                      Vice Chairman, Chief                   March 30, 1998
--------------------------------------------     Investment Officer and Director
     Thomas D. Senkbeil

     /s/ Forrest W. Robinson                     President, Chief Operating             March 30, 1998
--------------------------------------------     Officer and Director
     Forrest W. Robinson

     /s/ David P. Stockert                       Senior Vice President and              March 30, 1998
--------------------------------------------     Chief Financial Officer
     David P. Stockert

     /s/ John W. Nelley, Jr.                     Managing Director and                  March 30, 1998
--------------------------------------------     Director
       John W. Nelley, Jr.

     /s/ Arthur J. Quirk                         Vice President and Controller          March 30, 1998
--------------------------------------------
     Arthur J. Quirk

     /s/ Barrington H. Branch                    Director                               March 30, 1998
--------------------------------------------
     Barrington H. Branch

     /s/ George D. Busbee                        Director                               March 30, 1998
--------------------------------------------
     George D. Busbee

     /s/ William Cavanaugh III                   Director                               March 30, 1998
--------------------------------------------
     William Cavanaugh III

     /s/ Charles R. Eitel                        Director                               March 30, 1998
--------------------------------------------
     Charles R. Eitel

     /s/ Harold S. Lichtin                       Director                               March 30, 1998
--------------------------------------------
       Harold S. Lichtin

     /s/ William O. McCoy                        Director                               March 30, 1998
--------------------------------------------
     William O. McCoy

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Weeks Realty, L.P.:


We have audited the accompanying consolidated balance sheets of Weeks Realty, L.P. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weeks Realty, L.P. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                      /s/ ARTHUR ANDERSEN LLP
                                                      ------------------------
                                                          ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 27, 1998

                               WEEKS REALTY, L.P.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31
                                                                      ------------------------------------------------
(In thousands, except unit data)                                            1997                          1996
----------------------------------------------------------------------------------------------------------------------
Assets
Real estate assets
   Land                                                               $  106,196                    $    77,233
   Buildings and improvements                                            627,309                        450,002
   Accumulated depreciation                                              (61,548)                       (41,469)
----------------------------------------------------------------------------------------------------------------------
     Operating real estate assets                                        671,957                        485,766
   Developments in progress                                              100,433                         56,571
   Land held for future development                                       22,562                          9,035
----------------------------------------------------------------------------------------------------------------------
     Net real estate assets                                              794,952                        551,372
Real estate loans                                                         12,952                          9,455
Cash and cash equivalents                                                  5,421                            260
Receivables                                                                7,031                          5,858
Deferred costs, net                                                       13,087                         10,286
Investments in and notes receivable from
   unconsolidated entities                                                11,782                          7,760
Other assets                                                               7,136                          6,858
----------------------------------------------------------------------------------------------------------------------
                                                                      $  852,361                    $   591,849
======================================================================================================================
Liabilities and Partners' Capital
Mortgage notes payable                                                $  192,595                    $   197,575
Credit facility borrowings                                                82,920                         99,400
Accounts payable and accrued expenses                                     14,578                          9,970
Other liabilities                                                          4,876                          2,963
----------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                   294,969                        309,908
----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Other limited partners' capital interests, 5,632,695 and
   4,485,190 Common Units at December 31, 1997
   and 1996, respectively, at redemption value (Note 1)                  180,246                        149,133
----------------------------------------------------------------------------------------------------------------------
Partners' capital
   Preferred Units, at $25.00 liquidation preference,
   6,000,000 of 8% Series A Preferred Units outstanding
   at December 31, 1997                                                  150,000                             --
Common Units, 17,703,992 and 14,048,593 Common Units
   outstanding at December 31, 1997 and 1996, respectively               227,146                        132,808
----------------------------------------------------------------------------------------------------------------------
     Total partners' capital                                             377,146                        132,808
----------------------------------------------------------------------------------------------------------------------
                                                                      $  852,361                    $   591,849
======================================================================================================================

The accompanying notes are an integral part of these balance sheets.

                               WEEKS REALTY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Years Ended December 31
                                                                           -----------------------------------------------------
(In thousands, except per unit data)                                           1997             1996              1995
--------------------------------------------------------------------------------------------------------------------------------
Revenue
   Rental                                                                  $  80,419         $ 48,162         $  31,217
   Tenant reimbursements                                                      10,387            4,517             2,798
   Other                                                                       1,214            1,204             1,256
--------------------------------------------------------------------------------------------------------------------------------
                                                                              92,020           53,883            35,271
--------------------------------------------------------------------------------------------------------------------------------
Expenses
   Property operating and maintenance                                         11,278            6,025             3,899
   Real estate taxes                                                           7,210            4,725             2,997
   Depreciation and amortization                                              24,144           13,474             8,177
   Interest                                                                   17,900           11,779             8,106
   Amortization of deferred financing costs                                      933              864               691
   General and administrative                                                  5,068            3,039             1,848
--------------------------------------------------------------------------------------------------------------------------------
                                                                              66,533           39,906            25,718
--------------------------------------------------------------------------------------------------------------------------------
Income before Equity in Earnings of Unconsolidated
   Entities, Interest Income and Gain on Sale of
   Real Estate Property                                                       25,487           13,977             9,553
   Equity in earnings of unconsolidated entities                               1,989            1,340             1,220
   Interest income                                                             1,509              492               334
   Gain on sale of real estate property                                          209               --                --
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                    29,194           15,809            11,107
   Distributions to preferred unitholders                                     (2,720)              --                --
--------------------------------------------------------------------------------------------------------------------------------
Net Income Available to Common Unitholders                                $   26,474        $  15,809        $   11,107
================================================================================================================================
Net Income Per Common Unit
   Basic                                                                  $     1.24        $    1.11        $     1.03
   Diluted                                                                      1.23             1.10              1.03
--------------------------------------------------------------------------------------------------------------------------------
Weighted Average Common Units
   Basic                                                                      21,380           14,280            10,760
   Diluted                                                                    21,580           14,386            10,832
--------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                               WEEKS REALTY, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                       Weeks Corporation and Subsidiaries                 Other
                                                                 ----------------------------------------------          Limited
                                                                                                       Total             Partners'
                                                                 Preferred            Common          Partners'           Capital
(In thousands, except per share amounts)                           Units               Units           Capital           Interests
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                                         $    --           $  41,630         $  41,630         $  56,723
   Cash contributions from Company - common units                       --              72,800            72,800              --

   Conversion of redeemable common units into shares                    --                 234               234              (234)

   Net income                                                           --               8,426             8,426             2,681

   Distributions to common unitholders ($1.50 per unit)                 --             (11,513)          (11,513)           (3,890)

   Adjustments primarily to reflect other limited partners'

     capital interest at redemption value                               --             (12,473)          (12,473)            9,228
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                                              --              99,104            99,104            64,508
   Cash contributions from Company - common units                       --              69,279            69,279              --
   Units issued in exchange for property                                --               7,124             7,124            48,085
   Net income                                                           --              12,745            12,745             3,064
   Distributions to common unitholders ($1.60 per unit)                 --             (17,860)          (17,860)           (4,108)
   Adjustments to reflect other limited partners' capital
     interest at redemption value                                       --             (37,584)          (37,584)           37,584
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                                              --             132,808           132,808           149,133
   Cash contributions from Company - common units                       --             107,291           107,291              --
   Cash contributions from Company - preferred units                 150,000            (5,375)          144,625              --
   Units issued in exchange for property                                --                --                --              31,876
   Net income                                                          2,720            20,255            22,975             6,219
   Distributions to common unitholders ($1.72 per unit)                 --             (27,321)          (27,321)           (7,782)
   Distributions to preferred unitholders ($0.45 per unit)            (2,720)             --              (2,720)             --
   Restricted share grants, net of deferred compensation                --                 288               288              --
   Adjustment to reflect other limited partners' capital
     interest at redemption value                                       --                (800)             (800)              800
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                                         $ 150,000         $ 227,146         $ 377,146         $ 180,246
====================================================================================================================================


The accompanying notes are an integral part of these financial statements.

                               WEEKS REALTY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Years Ended December 31
                                                                          ------------------------------------------------------
(In thousands)                                                                 1997             1996              1995
--------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                              $  29,194         $ 15,809         $  11,107
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                            24,144           13,474             8,177
     Amortization of deferred financing costs                                    933              864               691
     Amortization of deferred compensation                                       288               --                --
     Straight-line rent revenue                                                (680)             (475)               19
     Gain on sale of real estate property                                      (209)               --                --
   Net change in:
     Receivables                                                             (1,151)             (184)             (734)
     Other assets                                                            (1,970)           (1,427)           (1,015)
     Deferred costs                                                          (5,847)           (2,618)           (2,451)
     Accounts payable and accrued expenses                                     2,482            1,366             2,078
     Other liabilities                                                         1,913            1,222               806
--------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                49,097           28,031            18,678
--------------------------------------------------------------------------------------------------------------------------------
Investing Activities
   Property acquisition, development and construction                       (163,589)        (113,056)         (113,870)
   Real estate loans                                                         (19,173)          (8,146)           (1,309)
   Proceeds from sale of real estate property                                  2,484               --                --
   Collections on real estate loans,
     notes receivable and other                                                9,208              879             2,302
   Notes receivable and deposits                                                  --               --            (4,540)
   Distributions from (investments in)
     unconsolidated entities                                                  (2,504)              --               290
--------------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                    (173,574)        (120,323)         (117,127)
--------------------------------------------------------------------------------------------------------------------------------
Financing Activities
   Capital contributions from Company - preferred units                      144,625               --                --
   Capital contributions from Company - common units                         107,291           69,279            72,800
   Line of credit proceeds (repayments), net                                 (16,480)          65,117            34,283
   Payments of mortgage and other notes payable                              (69,849)         (20,075)           (3,650)
   Proceeds from mortgage notes payable                                           --               --             5,200
   Deferred financing costs                                                     (126)            (783)             (133)
   Distributions                                                             (35,823)         (21,968)          (15,403)
--------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                 129,638           91,570            93,097
--------------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                               5,161             (722)           (5,352)
Cash and Cash Equivalents, beginning of period                                   260              982             6,334
================================================================================================================================
Cash and Cash Equivalents, end of period                                   $   5,421         $    260         $     982
================================================================================================================================

The accompanying notes are an integral part of these financial statements.

                               WEEKS REALTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     DESCRIPTION OF BUSINESS

       Weeks Realty, L.P. (a Georgia limited partnership, the "Operating Partnership") and its subsidiaries own, operate, develop, construct, acquire and manage industrial and suburban office buildings in the southeast United States. Weeks Corporation (a Georgia corporation), through its wholly-owned subsidiaries, Weeks GP Holdings, Inc. and Weeks LP Holdings, Inc., referred to herein as the "Company," is the sole general partner and a limited partner and owns a majority interest in the Operating Partnership. The Operating Partnership, including the operations of its subsidiaries, conducts substantially all of the on-going operations of Weeks Corporation, a publicly traded company which operates as a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code").

       As of December 31, 1997, the Company owned 75.9% of the common units of limited partnership interest ("Common Units") in the Operating Partnership. Common Units held by persons other than the Company (the "Other Limited Partnership Interests") represented a 24.1% partnership interest in the Operating Partnership. The Company's weighted average ownership interest in the Operating Partnership was 76.5% and 80.6% for the years ended December 31, 1997 and 1996, respectively.

       The Operating Partnership conducts its third-party service businesses through two companies (the "Service Companies") and their subsidiaries:
       Weeks Realty Services, Inc. conducts third-party landscape, property management and leasing services, and Weeks Construction Services, Inc. conducts third-party construction services. The Operating Partnership holds 100% of the nonvoting and 1% of the voting common stock of these Service Companies. The remaining voting common stock is held by three executive officers of the Operating Partnership. The ownership of the common stock of the Service Companies entitles the Operating Partnership to substantially all (99%) of the economic benefits from the results of the Service Companies' operations.

       Under the provisions of the limited partnership agreement, as amended, the Operating Partnership is obligated, upon request, to redeem each Common Unit held by the Other Limited Partnership Interests for shares of Weeks Corporation common stock on a one-for-one basis, or cash, at the Company's option. The Company currently anticipates that it will elect to issue common stock for Common Units presented for redemption by the Other Limited Partnership Interests in the Operating Partnership. The Other Limited Partnership Interests redemption rights are reflected in the caption "other limited partners' capital interests" in the accompanying consolidated balance sheets at the cash redemption price (computed using the Weeks Corporation closing stock price as quoted on the New York Stock Exchange) at the balance sheet dates.

       Additionally, the terms of the limited partnership agreement obligate the Company to contribute the net proceeds from the issuance of additional equity securities, including issuances under the Company's incentive stock plan (Note 11), to the Operating Partnership in exchange for Units having substantially the same economic characteristics as the equity securities issued by the Company.

       Operating Partnership net profits, net losses and cash flow (after allocations to preferred ownership interests) are allocated to the partners in proportion to their common ownership interests. Cash distributions from the Operating Partnership shall be, at a minimum, sufficient to enable the Company to satisfy its annual dividend requirements to maintain its REIT status under the Code.

       As of December 31, 1997, the Operating Partnership's in-service property portfolio consisted of 218 industrial properties, 21 suburban office properties and three retail properties comprising 17,015,000 square feet. In-service properties exclude properties under development which are not yet stabilized and properties under agreement to acquire. The Operating Partnership's primary markets and the concentration of the Operating Partnership's portfolio (based on square footage of in-service properties) are Atlanta, Georgia (70%), Nashville, Tennessee (12%), Raleigh-Durham-Chapel Hill, North Carolina (12%), Orlando, Florida (4%), and Spartanburg, South Carolina (2%). In addition, 55 industrial, suburban office and retail properties were under development, in lease-up or under agreement to acquire at December 31, 1997, comprising an additional 6,210,000 square feet.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation

       The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries at December 31, 1997 and 1996, and their results of operations for each of the three years in the period ended December 31, 1997. The Service Companies and their subsidiaries are reflected in the accompanying consolidated financial statements on the equity method of accounting as discussed below. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

       Real Estate Assets

       Real estate assets are stated at depreciated cost. Major improvements and replacements are capitalized and depreciated over their estimated useful lives when they extend the useful life, increase capacity or improve efficiency of the related asset. All other repairs and maintenance are expensed as incurred. Costs related to the acquisition, planning, development and construction of buildings and improvements, including interest, property taxes and insurance and allocated overhead costs incurred during the construction period, are capitalized.

       Depreciation is calculated using the straight-line method, generally over 35 years, for buildings and improvements. Tenant improvements are capitalized and depreciated using the straight-line method over the term of the related lease.

       Cash and Cash Equivalents

       Cash and cash equivalents include cash and highly liquid investments, consisting primarily of money market accounts, with original maturities of three months or less.

       Revenue Recognition

       Rental income from operating leases is recognized on a straight-line basis over the terms of the respective leases. Straight-line rent receivables totaled $3,703,000 and $3,023,000 at December 31, 1997 and 1996, respectively. Tenant reimbursements for property taxes and other recoverable expenses are recognized as revenues in the period the applicable expenses are incurred. Revenues for development, construction, landscape, property management and leasing services provided by the Service Companies are recognized over the period during which the related services are rendered.

       The Operating Partnership accounts for one lease as a direct financing lease. Direct financing lease income totaled $754,000, $768,000 and $776,000 in 1997, 1996 and 1995, respectively, and was included in other revenues in the accompanying consolidated statements of operations. The net carrying value of the direct financing lease, included in other assets in the accompanying consolidated balance sheets, was $5,003,000 and $5,136,000 at December 31, 1997 and 1996, respectively.

       Deferred Costs

       Costs incurred to procure operating leases and in connection with financing arrangements are capitalized and amortized on a straight-line basis over the terms of the related lease or loan arrangements. Unamortized lease and financing costs are written off upon the early termination of the related lease or loan agreement.

       Investments in Unconsolidated Entities

       The Operating Partnership accounts for its investments in the Service Companies and their subsidiaries and other non-majority owned entities on the equity method of accounting.

       Interest Rate Swap Agreements

       The Operating Partnership uses interest rate swap and treasury rate guarantee hedge arrangements to manage its exposure to interest rate changes. Such arrangements are considered hedges of both specific current borrowings and anticipated debt financing transactions. The costs paid or benefits received under interest rate swap arrangements are recognized as adjustments to interest expense. The costs or benefits resulting from the early settlement of interest rate swap arrangements are deferred and recognized as adjustments to interest expense over the original life of the related swap arrangement as long as the specific borrowings are outstanding. The costs or benefits resulting from the settlement of treasury rate guarantee hedge arrangements are recognized as adjustments to interest expense over the term of the specifically hedged anticipated borrowings upon issuance of the indebtedness. The costs or benefits of terminated interest rate swap or treasury rate guarantee hedge arrangements are recognized in income or expense in the period of settlement to the extent hedged borrowings were not outstanding or the specifically hedged anticipated debt was not incurred.

       Income Taxes

       The Operating Partnership is a limited partnership and, therefore, is not subject to federal and state income taxes. The respective share of taxable income or loss of the Operating Partnership is required to be included in the individual partners' income tax returns. Accordingly, no income taxes have been provided for in the accompanying consolidated financial statements.

       The Service Companies, which conduct the related construction, landscape, property management and leasing service businesses, are taxed as regular taxable corporations. The impact of income taxes, if any, reduces the amount of the earnings of the Service Companies otherwise recognized by the Operating Partnership under the equity method. For the three years in the period ended December 31, 1997, the impact of the Service Companies' income taxes and their related tax attributes were not material to the accompanying consolidated financial statements.

       Per Common Unit Data

       Effective for the fourth quarter and year ended December 31, 1997, the Operating Partnership computes net income per Common Unit under the provisions of Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share." As prescribed by SFAS 128, all prior period net income per Common Unit data has been restated to conform with the provisions of SFAS 128. Under SFAS 128, basic net income per Common Unit is computed based upon the weighted average number of Common Units outstanding during the period. Diluted net income per Common Unit is computed to reflect the potential dilution of all instruments or securities which are convertible into Common Units.

       Stock-Based Compensation

       During the year ended December 31, 1996, the Operating Partnership adopted SFAS 123, "Accounting for Stock-Based Compensation," which required disclosure of certain fair value and other prescribed disclosures relating to outstanding stock options. The Operating Partnership elected under the provisions of SFAS 123 to continue to account for stock-based compensation under the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees."

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

       Recent Accounting Pronouncements

       In June 1997, SFAS 130, "Reporting Comprehensive Income," was issued establishing new standards for the reporting and display of comprehensive income and its components in a full set of financial statements. SFAS 130 will be effective for the Operating Partnership beginning with the fourth quarter and year ended December 31, 1998. The implementation of SFAS 130 is not expected to have a material impact on the Operating Partnership's financial statement presentation.

       In June 1997, SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," was issued prescribing new guidelines for the reporting of segment data. SFAS 131 will apply to all public, for-profit entities and will be effective for the Operating Partnership beginning with the fourth quarter and the year ended December 31, 1998. The Operating Partnership was not subject to segment reporting under prior accounting standards, but may be required to provide certain segment disclosures under SFAS 131. The Operating Partnership has not yet determined the specific nature and magnitude of the disclosures required by SFAS 131.

       Reclassifications

       Certain prior year amounts have been reclassified to conform to the 1997 presentation.

3.     DEFERRED COSTS

       Deferred costs consist of the following (in thousands):

                                                December 31
                                       ------------------------------
                                           1997             1996
       --------------------------------------------------------------
       Deferred lease costs            $    18,551    $     12,781
       Deferred financing costs              3,996           3,870
       --------------------------------------------------------------
                                            22,547          16,651
       Less accumulated amortization       (9,460)          (6,365)
       --------------------------------------------------------------
                                       $    13,087    $     10,286
       ==============================================================

4.     BORROWINGS

       At December 31, 1997, the Operating Partnership, the Service Companies and Weeks Development Partnership, a subsidiary of the Service Companies, as co-borrowers, had a $225,000,000 syndicated revolving credit facility (the "Credit Facility") with four banks. The Credit Facility is unsecured and can be used for development and construction, acquisitions and general corporate purposes. Each co-borrower is liable for its own borrowing; however, the entire Credit Facility is guaranteed by the Company and the Operating Partnership. Additionally, the Operating Partnership and the co-borrowers are required to meet certain financial and non-financial covenants including those governing the Operating Partnership's maximum unsecured borrowings, total leverage, limitations on secured borrowings and a restriction on the amount of distributions to not more than 95% of funds from operations, a REIT industry measure of operating performance, unless additional amounts are necessary to maintain the Company's REIT status under the Code.

       Credit Facility borrowings were as follows (in thousands):

                                                 December 31
                                       ------------------------------
                                            1997            1996
       --------------------------------------------------------------
       Operating Partnership           $     82,920   $     99,400
       Service Companies                     13,535          1,510
       Weeks Development Partnership          3,085          2,085
       --------------------------------------------------------------
                                       $     99,540   $    102,995
       ==============================================================

       Interest under the Credit Facility accrues at bank prime minus 0.25% or at LIBOR plus 1.05% (1.35% prior to October 1997) at the election of the co-borrowers and the Credit Facility matures on December 31, 2000. The Credit Facility may be extended annually through December 31, 2002, subject to annual extension fees of 0.125%. The weighted average interest rate on Credit Facility borrowings, exclusive of the impact of the interest rate swaps discussed below, was 7.0% and 6.9% at December 31, 1997 and 1996, respectively. Fees on the unused portion of the Credit Facility are 0.15% (0.20% prior to October 1997).

       The Operating Partnership has in place three interest rate swap agreements with a commercial bank to effectively change the interest costs on $50,000,000 of Credit Facility borrowings from the variable rates discussed above to fixed rates. The agreements, with notional principal amounts of $10,000,000, $10,000,000 and $30,000,000, terminate in July 1998, July 1999, and July 2001, with effective fixed interest rates of 7.4%, 7.6% and 7.8%, respectively (7.7%, 7.9% and 8.1%, respectively, prior to October 1997 and prior to the corresponding decrease in the interest rate charged on the Operating Partnership's Credit Facility borrowings).

       Mortgage notes payable, specifically listed for notes with outstanding balances in excess of $10,000,000, consist of the following (in thousands):

                                                                                          December 31
                                                                            ------------------------------------
                                                                                 1997                   1996
       ---------------------------------------------------------------------------------------------------------
       Fixed Rate
       Mortgage note, interest only at 7.13%,
       due in 1999                                                          $    38,000            $    38,000
       Mortgage note, principal and interest at 9.24%,
       due in 2005                                                               15,800                 16,028
       Mortgage note, principal and interest at 9.625%,
       due in 2000                                                               12,897                     --
       Mortgage note, principal and interest at 8.10%,
       due in 2006                                                               12,015                 12,278
       Mortgage note, interest only at 7.625%, due in 2000                       10,300                 10,300
       Three mortgage notes, interest only at 7.75%,
       due in 1998                                                                   --                 31,170
       Other mortgage notes (27 at December 31, 1997),
       principal and interest at 6.00% to 9.80%,
       due in 1998 to 2012                                                       97,786                 83,956
       Variable Rate
       Industrial revenue bonds, interest at 4.20% to 6.65%
       at December 31, 1997, due in 2004 and  2010                                5,797                  5,843
----------------------------------------------------------------------------------------------------------------
                                                                            $   192,595            $   197,575
----------------------------------------------------------------------------------------------------------------

       At December 31, 1997 and 1996, fixed rate mortgage notes payable had a weighted average interest rate of 8.1% and 8.0%, respectively. The weighted average term to maturity of fixed rate mortgage notes payable was 4.9 years at December 31, 1997. Fixed rate mortgage indebtedness decreased in 1997 due to the assumption of mortgage notes totaling $28,523,000 in connection with the Operating Partnership's building and land acquisitions (Note 7), offset by mortgage principal repayments and retirements totaling $33,503,000. Certain Operating Partnership and Company officers and Common Unitholders guarantee a portion of the fixed rate mortgage notes.

       Scheduled maturities of mortgage notes payable, at December 31, 1997, were as follows (in thousands):

                  Year                                     Amount
                ------------------------------------------------------
                  1998                                 $     9,498
                  1999                                      51,022
                  2000                                      35,482
                  2001                                      10,990
                  2002                                       7,812
                  2003 and thereafter                       77,791
                ------------------------------------------------------
                                                       $   192,595
                ======================================================

       Net real estate assets totaling $242,268,000 and $265,235,000 at December 31, 1997 and 1996, respectively, were pledged as collateral under mortgage notes payable. Interest capitalized in 1997, 1996 and 1995, totaled $5,289,000, $2,358,000 and $1,198,000, respectively.

       In September 1997, the Operating Partnership entered into a treasury rate guarantee hedge arrangement to hedge its interest costs on an anticipated debt financing transaction. The impact of the hedge arrangement is to effectively lock in, for the period through March 1998, a seven-year treasury rate of approximately 6.3% on an anticipated borrowing of approximately $100,000,000.

5.     REAL ESTATE LOANS

       As part of certain joint development agreements entered into with third parties, and upon the Operating Partnership's approval of the joint development projects, the Operating Partnership lends funds on a secured basis to develop and construct certain properties and may be required by its development partners to acquire the properties upon their completion based on the terms specified in the development agreements, generally at prices equal to the greater of capitalized costs or the amount computed based on the property's net operating income capitalized at specified capitalization rates, as defined. Additionally, the Operating Partnership has options to acquire the properties upon substantial lease-up of the buildings. At December 31, 1997, the Operating Partnership had funded $6,455,000 under development loan agreements relating to three industrial buildings under development in Atlanta, Georgia. Total loan commitments from the Operating Partnership for the three approved projects are approximately $9,739,000. Loans under these agreements are secured by the industrial buildings under development, bear interest at LIBOR plus 2.35%, and mature from March 1999 to January 2000.

       Additionally, at December 31, 1997, the Operating Partnership had a real estate loan to an affiliated joint venture with an outstanding balance of $2,047,000 ($1,810,000 at December 31, 1996). In February 1998, the
       Operating Partnership acquired the property from the affiliated joint venture for approximately $2,600,000, including the settlement of the real estate loan.

       In 1997, the Operating Partnership advanced $4,450,000 to NWI (see Note
       7) under a $5,700,000 demand loan agreement. The loan bears interest at LIBOR plus 2.10% and is secured by real estate properties held by NWI, for which the Operating Partnership has arrangements to acquire in future periods. Interest earned under the agreement and included in the accompanying statements of operations totaled approximately $197,000 for the year ended December 31, 1997.

6.     INVESTMENTS IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED ENTITIES

       The Operating Partnership conducts third-party construction, landscape, property management and leasing service businesses through the Service Companies and their subsidiaries. Additionally, the Service Companies and their subsidiaries also own land held for sale or future development, either directly or through ownership interests in real estate partnerships and joint ventures. The Operating Partnership intends, based on market conditions, to acquire land from the Service Companies and their subsidiaries for the development of future properties. As discussed in Note 2, these Service Companies and their subsidiaries are accounted for on the equity method of accounting. Under the equity method, the Operating Partnership recognizes, in its consolidated statements of operations, its economic share (99%) of the Service Companies' earnings and losses.

       The following information summarizes the financial position, results of operations and cash flows of the Service Companies and their subsidiaries on a combined basis (in thousands):


                                                                              December 31
                                                              ---------------------------------------
       Financial Position                                            1997                      1996
       ----------------------------------------------------------------------------------------------
       Assets
       Real estate assets, principally land                   $      12,403             $       7,200
       Investments in real estate partnerships
           and joint ventures                                         2,849                     3,025
       Receivables and other assets                                  20,158                    13,113
       ----------------------------------------------------------------------------------------------
                                                              $      35,410             $      23,338
       ==============================================================================================
       Liabilities and Equity
       Notes payable to Operating Partnership                 $      10,900             $      10,921
       Credit facility borrowings                                    16,620                     3,595
       Other borrowings                                               2,000                     1,261
       Other liabilities                                              7,513                    10,725
       Total equity                                                  (1,623)                   (3,164)
       ==============================================================================================
                                                              $      35,410             $      23,338
       ==============================================================================================

       The notes payable to the Operating Partnership accrue interest at 12%, payable annually, and mature in 2004. The notes are secured by land and interests in real estate partnerships and joint ventures. The operations of the Service Companies and their subsidiaries are financed through direct borrowings under the Credit Facility (see Note 4).

       At December 31, 1996, the Operating Partnership's investment in and notes receivable from the Service Companies and subsidiaries totaling $9,257,000 includes notes receivable from the Service Companies and subsidiaries of $10,900,000 and the Operating Partnership's equity in the Service Companies of ($1,643,000).



                                                                          Years Ended December 31
                                                        -----------------------------------------------------------
       Results of Operations                                 1997                  1996                 1995
       ------------------------------------------------------------------------------------------------------------
       Revenue
       Construction and development fees                $     2,517           $     2,233           $    1,483
       Landscape                                              5,974                 5,035                3,854
       Commissions                                              828                   448                  582
       Property management fees                                 172                   193                  498
       Other                                                    277                   316                  191
       ------------------------------------------------------------------------------------------------------------
                                                              9,768                 8,225                6,608
       ------------------------------------------------------------------------------------------------------------
       Costs and Expenses
       Direct Costs                                           5,202                 4,327                3,504
       Interest expense -- Operating Partnership              1,308                 1,314                1,326
       Interest expense -- third parties                        372                   365                  295
       General and administrative                             2,397                 1,694                1,518
       Other                                                    494                   498                  173
       ------------------------------------------------------------------------------------------------------------
                                                              9,773                 8,198                6,816
       ------------------------------------------------------------------------------------------------------------
       Income (loss) before gains on sales
           of properties and equity in
           earnings of partnerships and
           joint ventures                                        (5)                   27                 (208)
       Gain on sale of properties -- third parties              422                    --                   --
       Gain on sale of property  --
           Operating Partnership                                580                    --                   --
       Equity in earnings of partnerships
           and joint ventures                                   257                    (1)                 101
       ------------------------------------------------------------------------------------------------------------
       Net income (loss)                                $     1,254           $        26           $     (107)
       ------------------------------------------------------------------------------------------------------------
       Net income (loss) attributable
           to the Operating Partnership                 $     1,241           $        26           $     (106)
       Interest expense-- Operating Partnership               1,308                 1,314                1,326
       Gain on sale of property --
           Operating Partnership                               (580)                   --                   --
       ------------------------------------------------------------------------------------------------------------
       Equity in earnings of Service Companies          $     1,969           $     1,340           $    1,220
       ------------------------------------------------------------------------------------------------------------
       Distributions and interest paid
           to the Operating Partnership                 $     1,311           $     1,313           $    1,510
       ------------------------------------------------------------------------------------------------------------

       Cash Flow
       ------------------------------------------------------------------------------------------------------------
       Operating activities                             $    (4,915)          $     4,460           $    1,529
       Investing activities                                  (4,086)               (2,540)              (2,786)
       Financing activities                                  11,979                  (487)               1,190

       At December 31, 1997, the Operating Partnership owns a 50% interest in a limited liability company ("LLC") which owns an 86,000 square foot industrial building in Atlanta, Georgia. The Operating Partnership's investment in this LLC totaled $2,525,000 at December 31, 1997 and its equity in earnings were $20,000 for the year ended December 31, 1997. The total assets, liabilities and equity of the LLC were $5,645,000, $595,000 and $5,050,000, respectively, at December 31, 1997.

       In connection with the Operating Partnership's January 1998 acquisition of a real estate portfolio in Miami, Florida (see Note 7), the Service Companies acquired a one-third interest in Codina Group, Inc., a Miami-based real estate services Operating Partnership, for aggregate consideration of approximately $9,000,000.

7.     ACQUISITIONS / DISPOSITIONS

       The Operating Partnership made initial acquisitions of property portfolios and the business operations of NWI Warehouse Group, L.P ("NWI") in Nashville, Tennessee, and Lichtin Properties, Inc., and affiliates ("Lichtin") in the Raleigh-Durham-Chapel Hill area of North Carolina (the "Research Triangle"), on November 1, 1996 and December 31, 1996, respectively, in transactions accounted for under the purchase method (see below). In 1997, the Operating Partnership acquired an additional four industrial buildings totaling 556,000 square feet from NWI for aggregate acquisition consideration of $29,886,000 and 15 industrial and suburban office buildings totaling 991,000 square feet from Lichtin for aggregate acquisition consideration of $62,870,000. The aggregate acquisition consideration of $92,756,000 was comprised of the assumption of mortgage indebtedness of $24,010,000, the issuance of $31,114,000 of Common Units in the Operating Partnership and the assumption and repayment of other indebtedness and the payment of cash through borrowings under the Credit Facility totaling $37,632,000. Also, in 1997, the Operating Partnership acquired land from Lichtin for total consideration of $1,000,000, consisting of $388,000 of Common Units and $612,000 of cash.

       Additionally in 1997, the Operating Partnership acquired 20 buildings totaling 778,000 square feet for $37,128,000, including closing costs and acquisition expenses. These acquisitions were primarily funded through Credit Facility borrowings. Three of the acquired buildings, totaling 232,000 square feet are located in Florida and the other buildings are located in Atlanta, Georgia. The Operating Partnership also sold in 1997, a 96,000 square foot industrial building located in Spartanburg, South Carolina to one of the building's tenants for $2,484,000, resulting in a gain of $209,000. For income tax purposes, the Operating Partnership completed a tax-deferred, like-kind exchange involving one of the industrial buildings acquired in 1997.

       On January 9, 1998, the Operating Partnership acquired a 2,477,000 square foot, 24 building portfolio and approximately five acres of land subject to ground leases in Miami, Florida. Aggregate acquisition consideration of approximately $175,000,000, including closing costs and acquisition expenses, consisted of the issuance of $28,310,000 of Common Units, the assumption of $78,033,000 of mortgage indebtedness, the assumption of certain other liabilities in excess of certain other assets of approximately $4,224,000, and cash of approximately $64,433,000 funded through Credit Facility borrowings. In connection with the acquisition, the Operating Partnership has also agreed, subject to customary closing conditions, to acquire a 90,000 square foot building under development for approximately $5,100,000 and approximately eight acres of adjacent undeveloped land for approximately $4,000,000.

       As discussed above, in 1996, the Operating Partnership acquired the business operations of NWI and Lichtin and initial property portfolios of 31 industrial and suburban office buildings totaling 2,513,000 square feet, 82 net usable acres of undeveloped land and options to acquire 177 acres of undeveloped land for aggregate acquisition consideration of $171,135,000. Acquisition consideration was comprised of the assumption of mortgage indebtedness of $89,535,000, the issuance of $55,209,000 of Common Units and $26,391,000 of cash, including amounts necessary to fund the assumption and repayment of other indebtedness, closing costs and acquisition expenses, all funded through Credit Facility borrowings.

       The Operating Partnership's consolidated results of operations have included the operating results of NWI and Lichtin from their effective acquisition dates. The unaudited pro forma information below presents the consolidated results of operations as if the initial phases of the NWI and Lichtin acquisitions had occurred at the beginning of the respective years presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the Operating Partnership had the acquisitions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

                                              1996                  1995
       ------------------------------------------------------------------------
       Revenues                          $   70,954            $   49,478
       Net income                            14,360                 9,362
       Net income per Common Unit -
         basic                           $     0.89            $     0.74
       Net income per Common Unit -
         diluted                               0.89                  0.73
       ------------------------------------------------------------------------

       Also in 1996, the Operating Partnership acquired 15 industrial and suburban office buildings totaling approximately 761,000 square feet located in Atlanta, Georgia for an aggregate price of $40,102,000, including closing costs and acquisition expenses. The acquisitions were funded through Credit Facility borrowings.

       In 1995, the Operating Partnership acquired 49 industrial buildings totaling 2,564,000 square feet for an aggregate price of $110,141,000, including closing costs and acquisition expenses. These acquisitions were funded through Credit Facility borrowings and through the assumption of existing mortgage indebtedness of $39,511,000. Four of the acquired buildings totaling 190,000 square feet are located in Orlando, Florida, and the other buildings are located in Atlanta, Georgia. In connection with two of the property acquisitions, the Operating Partnership entered into agreements with the sellers to jointly develop additional industrial buildings, as market conditions warrant, on adjacent land controlled by the sellers (see Note 5).

8.     PARTNERS' CAPITAL

       Preferred Units
       In October 1997, the Operating Partnership issued 6,000,000 units of its 8% Series A Cumulative Redeemable Preferred Units (the "Series A Preferred Units") to the Company and received net proceeds of $144,625,000. The Series A Preferred Units have a liquidation preference of $25.00 per unit and are redeemable at the option of the Operating Partnership on or after October 10, 2002, at a redemption price of $25.00 per unit. The proceeds were used to reduce the Operating Partnership's outstanding Credit Facility borrowings. The terms of the Series A Preferred Units are structured to parallel the terms of the Company's 6,000,000 shares of 8% Series A Preferred Stock, which were also issued in October 1997.

       Common Units
       In 1997, 1996 and 1995, the Operating Partnership issued Common Units to the Company totaling 3,584,000, 2,573,333, and 3,450,000, and received net proceeds of $106,568,000, $68,532,000, and $72,800,000, respectively.
       In February 1998, the Operating Partnership issued Common Units to the Company totaling 1,073,000 and received net proceeds of $33,101,000. The cash contributions discussed above result from the contribution by the Company of the net proceeds from the sale of Company common stock in the public equity markets. Additionally, in 1997 and 1996, the Operating Partnership issued Common Units to the Company totaling 36,000 and 35,000 and received net proceeds of $723,000 and $747,000, respectively, resulting from the issuance of Company common stock under the Company's incentive stock and dividend reinvestment plans. The proceeds were used to reduce Credit Facility borrowings or to repay mortgage indebtedness.

       In 1997, restricted shares of common stock valued at $1,183,000 were granted to certain Company officers and employees as an incentive for future service and continued financial performance of the Company. Of the total of 35,331 shares granted, 34,331 vest ratably over a four year period provided the Company achieves 10% annual growth in per share funds from operations, a REIT industry measure of operating performance, for each year of the four year vesting period. The remaining 1,000 shares vest ratably over a four year period. The $1,183,000 value of the restricted shares is included in partners' capital offset by the amount of the unamortized deferred compensation expense ($895,000 at December 31, 1997). Compensation expense is recognized ratably over the vesting periods.

       Distributions
       For the years detailed below, distributions paid to the Operating Partnership's Common Unitholders and distributions accrued on the Operating Partnership's Series A Preferred Units were as follows (in thousands, except per unit amounts):

                                                            1997              1996             1995
----------------------------------------------------------------------------------------------------------
     Common Units
         Distributions                                 $    35,103       $    21,968      $    15,403
         Distributions per unit                        $      1.72       $      1.60      $      1.50

       Series A Preferred Units
         Distributions(1)                              $     2,720       $        --      $        --
         Distributions per unit(1)                     $      0.45       $        --      $        --

       (1) In 1997, Series A Preferred Units distributions totaling $720,000 or $0.12 per unit were paid and $2,000,000 or $0.33 per unit were accrued.

       In January 1998, the Operating Partnership paid distributions to Common Unitholders of $10,720,000 or $0.465 per unit relating to fourth quarter 1997 operating results. In January 1998, the Operating Partnership also paid distributions on its Series A Preferred Unitholders of $3,000,000 or $0.50 per unit.

       Net Income Per Common Unit
       The Operating Partnership adopted the provisions of SFAS 128 in the year ended December 31, 1997. Reconciliations of income available to Common Unitholders and weighted average Common Units used in the Operating Partnership's basic and diluted net income per Common Unit computations are detailed below (in thousands, except per unit data):

                                                                          1997           1996            1995
-------------------------------------------------------------------------------------------------------------------
       Computation of Net Income Per Common Unit
       Net income available to Common
         Unitholders - basic and diluted                               $  26,474      $  15,809      $  11,107
-------------------------------------------------------------------------------------------------------------------

       Weighted average Common Units - basic                              21,380         14,280         10,760
       Dilutive securities -
         Stock options                                                       200            106             72
-------------------------------------------------------------------------------------------------------------------
       Weighted average Common Units - diluted                            21,580         14,386         10,832
-------------------------------------------------------------------------------------------------------------------

       Net Income Per Common Unit Data
         Basic                                                         $    1.24      $    1.11      $    1.03
         Diluted                                                            1.23           1.10           1.03

       Basic net income per Common Unit for the periods presented were computed by dividing income available to Common Unitholders by the weighted average number of Common Units outstanding during the year. Diluted net income per Common Unit were computed based on the dilutive effect of the Company's stock options outstanding.

       Previously reported net income per Common Unit under prior accounting standards were equal to basic net income per Common Unit under SFAS 128.

9.     LEASING ACTIVITY

       Future minimum rents due under noncancelable operating leases with tenants at December 31, 1997, were as follows (in thousands):

                  Year                                     Amount
       -----------------------------------------------------------------------
                  1998                                $     89,967
                  1999                                      76,677
                  2000                                      58,568
                  2001                                      45,235
                  2002                                      31,122
                  2003 and thereafter                       73,304
-----------------------------------------------------------------------
                                                      $    374,873
-----------------------------------------------------------------------

10.    RELATED-PARTY TRANSACTIONS

       At December 31, 1997 and 1996, receivables included $463,000 and $465,000, respectively, due from the Service Companies and their subsidiaries, relating to accrued interest (payable annually) on the notes due from the Service Companies and their subsidiaries. At December 31, 1997 and 1996, accounts payable and accrued expenses included $703,000 and $154,000, respectively, due to the Service Companies and their subsidiaries.

       The Service Companies also provide development, construction, landscape and leasing services to affiliated partnerships and joint ventures. In 1997, 1996 and 1995, total revenues for such services to related parties of the Service Companies were as follows (in thousands):

                                                            1997              1996             1995
----------------------------------------------------------------------------------------------------------
       Construction and development fees                  $   390          $    678          $   418
       Landscape                                              327               271              423
       Commissions                                            398                94              169
----------------------------------------------------------------------------------------------------------
                                                          $ 1,115          $  1,043          $ 1,010
----------------------------------------------------------------------------------------------------------

11.    INCENTIVE STOCK PLAN

       The Company has an Incentive Stock Plan (the "Plan") under which shares of the Company's common stock have been reserved for the issuance of options and restricted stock. Common shares totaling 1,000,000 have been reserved for issuance under the Plan. Participants in the Plan may be officers and employees of the Company, the Service Companies or designated affiliates, as well as Company directors. The exercise price of all options under the Plan is not less than the fair market value of the Company's common stock on the date of grant and such options may be exercised for periods up to ten years. Upon the exercise of stock options issued under the Plan, the Company contributes the net proceeds realized to the Operating Partnership in exchange for Common Units (see Note 1). As discussed in Note 2, the Operating Partnership accounts for stock-based compensation under APB Opinion 25. The additional disclosures required by SFAS 123 are discussed and detailed below.

       Under SFAS 123, the fair value of stock options granted in 1997, 1996 and 1995 has been estimated using a binomial option pricing model with the following weighted average assumptions for grants in 1997, 1996 and 1995, respectively: risk free interest rates of 5.5%, 5.7% and 5.8%, expected option lives of five years for options granted in each year, expected volatility of 16.6% in 1997 and 16.5% in 1996 and 1995, and expected dividend yields of 5.1% in 1997, 5.7% in 1996 and 6.2% in 1995. Using these assumptions, the estimated fair value of options granted in 1997, 1996 and 1995 was $373,000, $945,000 and $175,000, respectively, and such amounts would be included in compensation expense over the vesting period of the options. Pro forma net income, net income available to Common Unitholders and net income per Common Unit in 1997, 1996 and 1995, assuming the Operating Partnership had accounted for the Plan under SFAS 123 were as follows (in thousands, except per share amounts):

                                                            1997              1996             1995
----------------------------------------------------------------------------------------------------------
       Net income
           As reported                                    $ 29,194         $  15,809         $ 11,107
           Pro forma                                        28,899            15,216           11,042
       Net income available to Common
         Unitholders
           As reported                                      26,474            15,809           11,107
           Pro forma                                        26,179            15,216           11,042
       Net income per Common Unit
           As reported - basic                            $   1.24         $    1.11         $   1.03
           Pro forma - basic                                  1.22              1.07             1.03

           As reported - diluted                              1.23              1.10             1.03
           Pro forma - diluted                                1.21              1.06             1.02

       As the provisions of SFAS 123 have not been applied to options granted prior to January 1, 1995, the resulting pro forma annual compensation cost may not be representative of that expected in future years.

       A summary of stock option activity under the Plan is presented in the table and narrative below (share amounts in thousands):

                                              1997                         1996                      1995
                                     ----------------------       ----------------------    -----------------------
                                                 Weighted                     Weighted                 Weighted
                                                 Average                       Average                  Average
                                                 Exercise                     Exercise                 Exercise
                                     Shares        Price           Shares       Price       Shares       Price
-------------------------------------------------------------------------------------------------------------------
       Options outstanding,
           beginning of year           753      $    23.06           503    $   19.90         443    $    19.28
       Granted                          91           32.40           283        28.22          65         24.11
       Exercised                       (34)          19.38           (33)       19.25          --            --
       Forfeited                        (3)          23.32            --           --          (5)        19.25
-------------------------------------------------------------------------------------------------------------------
       Options outstanding,
           end of year                 807      $    24.26           753    $   23.06         503    $    19.90
-------------------------------------------------------------------------------------------------------------------
       Options exercisable,
           end of year                 632                           552                       52
-------------------------------------------------------------------------------------------------------------------
       Weighted average per
           share fair value
           of options granted        $4.10                         $3.34                    $2.69
-------------------------------------------------------------------------------------------------------------------

       At December 31, 1997, options for 570,000 shares were outstanding having exercise prices ranging from $19.25 to $26.00, with a weighted average exercise price of $21.43 and a weighted average remaining life of 7.2 years, of which 479,000 options were exercisable with a weighted average exercise price of $20.56. Options for 237,000 shares were also outstanding having exercise prices ranging from $28.38 to $33.75, with a weighted average exercise price of $31.08 and a weighted average remaining life of 9.2 years, of which 153,000 options were exercisable with a weighted average exercise price of $30.54.

12.    EMPLOYEE BENEFIT PLAN

       The Operating Partnership and the Service Companies ("Plan Sponsors") sponsor a 401(k) retirement savings plan covering substantially all employees meeting certain age and service requirements. Employees may contribute up to the lesser of 20% of their annual compensation or the annual statutory limit ($9,500 in 1997) to the plan. Plan Sponsors' contributions are made on a discretionary basis up to a maximum of 100% of the employees' contributions (currently 50% of the employee's contribution up to 4% of an employee's annual compensation). Total Plan Sponsor contributions were $168,000, $88,000, and $76,000 in 1997, 1996, and 1995, respectively.

13.    COMMITMENTS AND CONTINGENCIES

       The Operating Partnership has entered into agreements, subject to the completion of due diligence and customary closing conditions, for the future acquisition of land and buildings totaling approximately $42,698,000, including land and building commitments of approximately $27,455,000 from NWI and Lichtin and approximately $9,100,000 entered into as part of the Miami, Florida acquisition transaction in January 1998 (see Note 7). Of this total, $25,403,000 represents committed land acquisitions and $17,295,000 represents committed building acquisitions. Letters of credit were issued on behalf of the Operating Partnership totaling $1,766,000 in support of certain development and land acquisition arrangements and totaling $5,346,000 in support of financing arrangements at December 31, 1997.

       The Operating Partnership is subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Operating Partnership's financial position or results of operations.

14.    SUPPLEMENTAL CASH FLOW INFORMATION

       Interest paid, net of amounts capitalized (see Note 4), totaled $17,958,000, $11,265,000 and $7,892,000 in 1997, 1996 and 1995,
       respectively.

       Significant noncash investing and financing activities were as follows:

       1. The Operating Partnership's 1997 property acquisition, development and investment activity included the settlement of real estate loans of $7,376,000, the assumption of indebtedness of $64,869,000, and the issuance of Common Units valued at $31,876,000. Additionally, in 1997, restricted common stock was issued by the Company at an aggregate value of $1,183,000.
       2. The Operating Partnership's 1996 acquisitions of NWI and Lichtin included the assumption of indebtedness of $104,628,000 and the issuance of Common Units valued at $55,209,000.
       3. The Operating Partnership's 1995 property acquisitions included the assumption of indebtedness of $39,511,000 and the application of notes receivable and deposits of $3,540,000.

15.    FINANCIAL INSTRUMENTS

       Based on interest rates and other pertinent information available to the Operating Partnership at December 31, 1997, the Operating Partnership estimates that the carrying values of cash and cash equivalents, notes receivable from the Service Companies and their subsidiaries, real estate loans, other receivables, mortgage notes payable, other liabilities and Credit Facility borrowings approximate their fair values when compared to instruments of similar type, terms and maturity.

       The estimated fair value of the Operating Partnership's interest rate swap and treasury rate guarantee hedge arrangements (see Note 4), determined based on quoted market prices for similar financial instruments, were approximately $1,055,000 and $3,210,000, respectively, less than the Operating Partnership's carrying value at December 31, 1997. Under current accounting principles and as discussed in Note 2, the difference between the fair value and carrying amount of the arrangements are not currently recognized in the Operating Partnership's consolidated financial statements. The Operating Partnership monitors the credit quality of the counterparties to its interest rate swap and treasury rate guarantee hedge arrangements and does not anticipate nonperformance from such parties.

       Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.

16.    FINANCIAL INFORMATION OF GENERAL PARTNER

       As discussed in Note 1, Weeks GP Holdings, Inc., a Georgia corporation, ("Weeks GP Holdings") is the sole general partner of the Operating Partnership and holds a 1.0% interest in the Operating Partnership as of December 31, 1997. Weeks GP Holdings is a wholly owned subsidiary of Weeks Corporation, a publicly traded real estate investment trust. Under the terms of the limited partnership agreement of the Operating Partnership, Weeks Corporation has guaranteed the performance of Weeks GP Holdings with respect to any general partner duties and obligations arising under the limited partnership agreement. The consolidated balance sheet of Weeks GP Holdings detailed below includes the accounts of the Operating Partnership and reflects Weeks GP Holdings' 1.0% partnership interest in shareholders' equity. The 99.0% limited partnership interests are reflected as interests of limited partners in the Operating Partnership in the accompanying balance sheet. The interests of the limited partners in the Operating Partnership includes the 74.9% limited partnership interests of Weeks LP Holdings, Inc., also a wholly owned subsidiary of Weeks Corporation (see Note 1). The limited partners of the Operating Partnership should note that they do not have any ownership interest in Weeks GP Holdings.

       The consolidated balance sheet of Weeks GP Holdings as of December 31, 1997, is presented for information purposes only and should be read in conjunction with the accompanying notes to the consolidated financial statements of the Operating Partnership included herein.

       (In thousands, except share data)
-------------------------------------------------------------------------------------------------------------------
       Assets
       Real estate assets
           Land                                                                           $     106,196
           Buildings and improvements                                                           627,309
           Accumulated depreciation                                                            (61,548)
-------------------------------------------------------------------------------------------------------------------
              Operating real estate assets                                                      671,957
           Developments in progress                                                             100,433
           Land held for future development                                                      22,562
-------------------------------------------------------------------------------------------------------------------
              Net real estate assets                                                            794,952
       Real estate loans                                                                         12,952
       Cash and cash equivalents                                                                  5,421
       Receivables                                                                                7,031
       Deferred costs, net                                                                       13,087
       Investments in and notes receivable from
           unconsolidated entities                                                               11,782
       Other assets                                                                               7,136
-------------------------------------------------------------------------------------------------------------------
                                                                                          $     852,361
-------------------------------------------------------------------------------------------------------------------
       Liabilities and Shareholder's Equity
       Mortgage notes payable                                                             $     192,595
       Credit facility borrowings                                                                82,920
       Accounts payable and accrued expenses                                                     14,578
       Other liabilities                                                                          4,876
-------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                    294,969
       Interest of Limited Partners in Operating Partnership                                    553,318
-------------------------------------------------------------------------------------------------------------------
       Commitments and Contingencies (Note 13)
       Shareholder's equity
           Common stock, $.01 par value, 1,000 shares authorized,
              100 shares issued and outstanding at December 31, 1997                                 --
           Additional paid-in capital                                                             4,074
           Retained earnings                                                                         --
-------------------------------------------------------------------------------------------------------------------
              Total shareholder's equity                                                          4,074
-------------------------------------------------------------------------------------------------------------------
                                                                                          $     852,361
-------------------------------------------------------------------------------------------------------------------

17.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       Selected quarterly financial information for 1997 and 1996 was as follows (in thousands, except per share amounts):

-------------------------------------------------------------------------------------------------------------------
                                                                     First       Second        Third       Fourth
                                                                    Quarter      Quarter      Quarter      Quarter
-------------------------------------------------------------------------------------------------------------------
       1997
       Revenue                                                   $   19,899   $   21,439    $  24,279    $   26,403
       Net income                                                     5,058        6,698        7,451         9,987
       Net income available to
           Common Unitholders                                         5,058        6,698        7,451         7,267
       Net income per Common Unit - basic                        $     0.27   $     0.32    $    0.33    $     0.32
       Net income per Common Unit - diluted                            0.27         0.32         0.32          0.31

       1996
       Revenue                                                   $   12,129   $   12,379    $  13,555    $   15,820
       Net income                                                     3,814        3,805        3,731         4,459
       Net income available to
           Common Unitholders                                         3,814        3,805        3,731         4,459
       Net income per Common Unit - basic                        $     0.28   $     0.28    $    0.27    $     0.28
       Net income per Common Unit - diluted                            0.28         0.28         0.27          0.28

                                                                                                           SCHEDULE III PAGE 1 OF 11
                                                         WEEKS REALTY, L.P.
                                          REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1997
                                                      (Dollars in Thousands)

                                                                               Gross Amount at which
                                                 Initial Costs               Carried at Close of Period
                                                ---------------     Cost     --------------------------
                                                       Building  Capitalized         Building          Accumu-
                                       Related           and     Subsequent            and              lated        Year      Year
Market/                     Property    Encum-         Improve-      to              Improve-          Deprecia-  Developed Acquired
Business Park/Property      Type/(1)/  brances  Land    ments    Acquisition  Land     ments   Total     tion       /(2)/    /(3)/
------------------------------------------------------------------------------------------------------------------------------------
ATLANTA, GEORGIA

Northeast/I-85 Submarket
------------------------------------------------------------------------------------------------------------------------------------
GWINNETT PARK
 1 1750 Beaver Ruin           S                 $  633  $ 4,082   $     -     $  633  $ 4,082  $ 4,715 $    35      1997
 2 4258 Communications Dr.    D         (a)          8      725       317         29    1,021    1,050     606      1981
 3 4261 Communications Dr.    D                    254    1,446        43        254    1,489    1,743     168      1981     1994
 4 4291 Communications Dr.    D         (a)          4      327       126         16      441      457     236      1981
 5 1826 Doan Way              D         (b)         18    1,167       226         18    1,393    1,411     542      1984
 6 1857 Doan Way              D                     23        6         -         23        6       29       2      1970
 7 1650 International Blvd.   D         (a)         69      994        93         69    1,087    1,156     440      1984
 8 4245 International Blvd.   D         (a)        192    2,913     3,053        192    5,966    6,158   1,309      1985
 9 4250 International Blvd.   D                    193    1,542       288        216    1,807    2,023     646      1986
10 4295 International Blvd.   D         (a)         58    1,058       112         58    1,170    1,228     430      1984
11 4320 International Blvd.   D         (a)         44      710       212         44      922      966     380      1984
12 4350 International Blvd.   D         (a)         78      938       540         78    1,478    1,556     773      1982
13 4355 International Blvd.   D         (f)        233      811       261        233    1,072    1,305     201      1983     1994
14 4405-A International Blvd. S                     97      957       874         97    1,831    1,928     913      1984
15 4405-B International Blvd. S                    118    1,152     1,310        118    2,462    2,580   1,553      1984
16 4405-C International Blvd. S                     21      422       183         21      605      626     278      1984
17 1828 Meca Way              D         (b)         16      487       594         16    1,081    1,097     619      1975
18 1858 Meca Way              D         (a)         20      931        13         27      937      964     367      1975
19 4317 Park Dr.              D                    671    1,414       235        671    1,649    2,320     614      1985
20 4357 Park Dr.              D         (g)         12      865       271         12    1,136    1,148     574      1979
21 4366 Park Dr.              O                      6      406       288         22      678      700     398      1981
22 4386 Park Dr.              D                     17      758         -         17      758      775     304      1973
23 4436 Park Dr.              D                     18      195       276         18      471      489     209      1968
24 4437 Park Dr.              D         (a)         21      659       401         21    1,060    1,081     531      1978
25 4467 Park Dr.              D         (b)          6      537       257          6      794      800     212      1978
26 4476 Park Dr.              D         (b)         14      372         7         14      379      393     125      1977
27 4487 Park Dr.              D         (b)          6    1,048     1,180          6    2,228    2,234   1,435      1978
28 1835 Shackleford Cr.       O         (a)         29    2,780       427         29    3,207    3,236     763      1990
29 1854 Shackleford Ct.       O                     52    4,085     1,541         52    5,626    5,678   1,972      1985
30 4274 Shackleford Rd.       D         (a)         27      614       905         27    1,519    1,546   1,144      1974
31 4275 Shackleford Rd.       O         (i)          8    1,173       477         12    1,646    1,658     684      1985
32 4344 Shackelford Rd.       D                    286      984        31        286    1,015    1,301     137      1975     1994
33 4355 Shackleford Rd.       D         (a)          7      886       606          7    1,492    1,499     751      1972
34 4364 Shackleford Rd.       D         (a)          9       40        50          9       90       99      57      1973
35 4366 Shackleford Rd.       D                     20      420       854         26    1,268    1,294     767      1981
36 4388 Shackleford Rd.       D         (a)         33    1,181       229         43    1,400    1,443     225      1981
37 4400 Shackleford Rd.       D                     14      315        30         18      341      359      77      1981
38 4444 Shackleford Rd.       D         (a)         31      731     1,121         31    1,852    1,883   1,274      1979
------------------------------------------------------------------------------------------------------------------------
        Total                                   $3,366  $40,131   $17,431     $3,469  $57,459  $60,928 $21,751
------------------------------------------------------------------------------------------------------------------------


                                                         WEEKS REALTY, L.P.
                                          REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1997
                                                      (Dollars in Thousands)

                                                                                                           SCHEDULE III PAGE 2 OF 11

                                                                           Gross Amount at Which
                                             Initial Costs               Carried at Close of Period
                                            ---------------             ----------------------------
                                                               Cost
                                                  Building  Capitalized          Building            Accumu-
                                   Related           and     Subsequent             and                lated        Year      Year
       Market/          Property    Encum-         Improve-      to              Improve-            Deprecia-  Developed Acquired
Business Park/Property  Type/(1)/  brances  Land    ments    Acquisition   Land    ments      Total     tion       /(2)/    /(3)/
------------------------------------------------------------------------------------------------------------------------------------
Horizon
     39 90 Horizon Dr.   D          (b)   $  120    $   659       $   70  $  120   $   729   $   849    $  142   1992
     40 225 Horizon Dr.  B          (b)      121      1,423          782     121     2,205     2,326       836   1990
     41 300 Horizon Dr.  B                   798      4,455           59     798     4,514     5,312       453   1994
     42 2775 Horizon
        Ridge Ct.        B                   732      5,906           -      732     5,906     6,638       257   1996
     43 2780 Horizon
        Ridge Ct.        B                   826      4,949           -      826     4,949     5,775       141   1997
     44 2800 Vista
        Ridge Dr.        B                   443      5,463           73     443     5,536     5,979       381   1995
------------------------------------------------------------------------------------------------------------------------------------
            Total                         $3,040    $22,855       $  984  $3,040   $23,839   $26,879    $2,210
------------------------------------------------------------------------------------------------------------------------------------
Northwoods
     45 2915 Courtyards
        Circle           D                $  268    $ 1,793       $   92  $  268   $ 1,885   $ 2,153    $  166   1986     1995
     46 2925 Courtyards
        Dr.              D                   333      2,618            6     333     2,624     2,957       191   1986     1995
     47 2975 Courtyards
        Circle           D                   144        997           10     144     1,007     1,151        73   1986     1995
     48 2995 Courtyards
        Circle           D                   109        677            8     109       685       794        50   1986     1995
     49 2725 Northwoods
        Pkwy.            D                   440      2,231           11     440     2,242     2,682       123   1984     1996
     50 2755 Northwoods
        Pkwy.            D                   249      2,201           -      249     2,201     2,450       121   1986     1996
     51 2775 Northwoods
        Pkwy.            D                   322      1,976           50     322     2,026     2,348       120   1986     1996
     52 2850 Northwoods
        Pkwy.            D                   562      3,961           46     562     4,007     4,569       292   1988     1995
     53 3040 Northwoods
        Pkwy.            D                   298      1,510           -      298     1,510     1,808        84   1984     1996
     54 3044 Northwoods
        Circle           D                   167        730           27     167       757       924        55   1984     1995
     55 3055 Northwoods
        Pkwy.            D                   213        916           34     213       950     1,163        62   1985     1996
     56 3075 Northwoods
        Pkwy.            S                   374      2,750            4     374     2,754     3,128       152   1985     1996
     57 3080 Northwoods
        Circle           O                   387      2,215           37     387     2,252     2,639       155   1952     1996
     58 3100 Northwoods
        Pkwy.            S                   393      2,177           -      393     2,177     2,570       120   1985     1996
     59 3155 Northwoods
        Pkwy.            S                   331      1,808           -      331     1,808     2,139       100   1985     1996
     60 3175 Northwoods
        Pkwy.            S                   250      1,644           -      250     1,644     1,894        91   1985     1996
------------------------------------------------------------------------------------------------------------------------------------
            Total                         $4,840    $30,204       $  325  $4,840   $30,529   $35,369    $1,955
------------------------------------------------------------------------------------------------------------------------------------

Gwinnett Pavilion
     61 1480 Beaver
        Ruin Rd.         R                $  248    $   982       $  482  $  248   $ 1,464   $ 1,712    $  495   1989
     62 1505 Pavilion
        Place            D   (a)             448      1,149        1,188     448     2,337     2,785     1,129   1988
     63 3883 Steve
        Reynolds Blvd    D   (b)             612      3,101           94     612     3,195     3,807       694   1990
     64 3890 Steve
        Reynolds Blvd    D   (b)             519      1,746           19     519     1,765     2,284       352   1991
     65 3905 Steve
        Reynolds Blvd    D                   697      2,108            1     697     2,109     2,806       120   1995
     66 3950 Steve
        Reynolds Blvd    B   (a)             684      1,701           23     684     1,724     2,408       294   1992
     67 4020 Steve
        Reynolds Blvd    D                   417      1,868           -      417     1,868     2,285        53   1997
     68 4025 Steve
        Reynolds Blvd    D                   461      2,252            6     461     2,258     2,719       203   1994
------------------------------------------------------------------------------------------------------------------------------------
            Total                         $4,086    $14,907       $1,813  $4,086   $16,720   $20,806    $3,340
------------------------------------------------------------------------------------------------------------------------------------

Berkeley Lake Distribution Center
     69 3130 North
        Berkeley Lake    B                $  675    $ 4,455       $   -   $  675   $ 4,455   $ 5,130    $  126   1996
     70 3280 Summit
        Ridge Pkwy.      B                   485      4,277       $   -      485     4,277     4,762        56   1997
     71 3290 Summit
        Ridge Pkwy.      B                   257      2,255       $   -      257     2,255     2,512        64   1997
------------------------------------------------------------------------------------------------------------------------------------
            Total                         $1,417    $10,987       $       $1,417   $10,987   $12,404    $  246
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           SCHEDULE III PAGE 3 OF 11
                                                         WEEKS REALTY, L.P.
                                          REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1997
                                                      (Dollars in Thousands)


                                                                               Gross Amount at which
                                                 Initial Costs               Carried at Close of Period
                                                ---------------            ------------------------------
                                                                    Cost
                                                       Building  Capitalized         Building          Accumu-
                                       Related           and     Subsequent            and              lated        Year     Year
         Market/            Property    Encum-         Improve-      to              Improve-          Deprecia-  Developed Acquired
Business Park/Property      Type/(1)/  brances  Land    ments    Acquisition  Land     ments   Total     tion       /(2)/    /(3)/
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Peachtree Corners Distribution
     72 5401 Buford Hwy.      B               $  294      $1,865  $  114   $  294   $ 1,979  $ 2,273   $  163        1987    1995
     73 5403 Buford Hwy.      B                  420       2,737       9      420     2,746    3,166      204        1987    1995
     74 5405 Buford Hwy.      B                  217       1,546      29      217     1,575    1,792      121        1989    1995
     75 5409 Buford Hwy.      B                  364       2,675      17      364     2,692    3,056      197        1989    1995
------------------------------------------------------------------------------------------------------------------------------------
            Total                             $1,295      $8,823  $  169   $1,295   $ 8,992  $10,287   $  685
-----------------------------------------------------------------------------------------------------------------------------------

Pinebrook
     76 2625 Pinemeadow Ct.   B               $  813      $3,216       -   $  813   $ 3,216  $ 4,029   $  360        1994
     77 2660 Pinemeadow Ct.   B                  450       2,587       -      450     2,587    3,037       99        1996
     78 2450 Satellite Blvd.  B                  866       3,461       3      866     3,464    4,330      403        1994    1994
------------------------------------------------------------------------------------------------------------------------------------
            Total                             $2,129      $9,264  $    3   $2,129   $ 9,267  $11,396   $  862
-----------------------------------------------------------------------------------------------------------------------------------

Northbrook
     79 1000 Northbrook Pkwy. B         (a)   $  363      $1,980  $  857   $  363   $ 2,837  $ 3,200   $1,250        1986
     80 675 Old Peachtree Rd. B         (e)      434       2,385      23      434     2,408    2,842      683        1988
------------------------------------------------------------------------------------------------------------------------------------
            Total                             $  797      $4,365  $  880   $  797   $ 5,245  $ 6,042   $1,933
-----------------------------------------------------------------------------------------------------------------------------------

Druid Chase
     81 2801 Buford Hwy.      O               $  794      $3,505  $1,865   $  794   $ 5,370  $ 6,164   $1,714        1977    1989
     82 1190 West Druid
        Hills Dr.             O                  689       2,722     915      689     3,637    4,326    1,094        1980    1989
     83 2071 North Druid
        Hills Rd.             R                   98          65      21       98        86      184       36        1968
     84 6 West Druid
        Hills Dr.             O                  473       2,980     654      473     3,634    4,107      913        1968    1989
------------------------------------------------------------------------------------------------------------------------------------
            Total                             $2,054      $9,272  $3,455   $2,054   $12,727  $14,781   $3,757
-----------------------------------------------------------------------------------------------------------------------------------

Meadowbrook
     85 2450 Meadowbrook
        Pkwy.                 D               $  716      $2,419  $   20   $  716   $ 2,439  $ 3,155   $  293        1989    1994
     86 2475 Meadowbrook
        Pkwy.                 D                  529       1,567     559      529     2,126    2,655      817        1986
     87 2500 Meadowbrook
        Pkwy.                 D         (a)      411       1,103     789      411     1,892    2,303      883        1987
     88 2505 Meadowbrook
        Pkwy.                 D                  307       1,228     419      307     1,647    1,954      360        1990
------------------------------------------------------------------------------------------------------------------------------------
            Total                             $1,963      $6,317  $1,787   $1,963   $ 8,104  $10,067   $2,353
-----------------------------------------------------------------------------------------------------------------------------------

Crestwood Pointe
     89 3805 Crestwood
        Parkway               O               $  877      $8,772       -   $  877   $ 8,772  $ 9,649   $  134        1997
------------------------------------------------------------------------------------------------------------------------------------
            Total                             $  877      $8,772  $    -   $  877   $ 8,772  $ 9,649   $  134
-----------------------------------------------------------------------------------------------------------------------------------

Park Creek
     90 2825 Breckinridge
        Blvd.                 S               $  317      $2,366  $   25   $  317   $ 2,391  $ 2,708   $  139        1986    1996
     91 2875 Breckinridge
        Blvd.                 S                  476       3,496      32      476     3,528    4,004      205        1986    1996
------------------------------------------------------------------------------------------------------------------------------------
            Total                             $  793      $5,862  $   57   $  793   $ 5,919  $ 6,712   $  344
-----------------------------------------------------------------------------------------------------------------------------------

River Green
     92 3450 River
        Green Ct.             D               $  194      $  892  $   12   $  194   $   904  $ 1,098   $   63        1989    1995
     93 4800 River
        Green Pkwy.           D                  152       1,150      14      152     1,164    1,316       82        1989    1995
------------------------------------------------------------------------------------------------------------------------------------
            Total                             $  346      $2,042  $   26   $  346   $ 2,068  $ 2,414   $  145
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                           SCHEDULE III PAGE 4 OF 11
                                                         WEEKS REALTY, L.P.
                                          REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1997
                                                      (Dollars in Thousands)

                                                                               Gross Amount at which
                                                 Initial Costs               Carried at Close of Period
                                                ---------------              --------------------------
                                                                    Cost
                                                       Building  Capitalized         Building          Accumu-
                                       Related           and     Subsequent            and              lated        Year      Year
        Market/             Property    Encum-         Improve-      to              Improve-          Deprecia-  Developed Acquired
Business Park/Property      Type/(1)/  brances  Land    ments    Acquisition  Land     ments   Total     tion       /(2)/    /(3)/
------------------------------------------------------------------------------------------------------------------------------------
Other Northeast/I-85
     94 1705 Belle
        Meade Ct.             D             $  277   $   953       $  3    $  277      $   956  $ 1,233  $  114       1988    1994
     95 4125 Buford Hwy.      B                778     3,823         28       778        3,851    4,629     283       1995
     96 6525-27 Jimmy
        Carter Blvd.          D                509     3,131         27       509        3,158    3,667     174       1983    1996
     97 3171 McCall Dr.       D                112       385          6       112          391      503      46       1967    1994
     98 7250 McGinnis
        Ferry Rd.             D                498     3,712          7       498        3,719    4,217     203       1996
     99 5300 Peachtree
        Industrial Blvd       R                434     1,493          -       434        1,493    1,927     179       1966    1994
    100 5755 Peachtree
        Industrial Blvd       O                800     4,020          -       800        4,020    4,820      47       1997
    101 5765 Peachtree
        Industrial Blvd       D                521     3,248          -       521        3,248    3,769      37       1997
    102 5775 Peachtree
        Industrial Blvd       D                521     2,382          -       521        2,382    2,903      29       1997
    103 4280 Northeast
        Expressway            B                534     1,838          2       534        1,840    2,374     221       1962    1994
------------------------------------------------------------------------------------------------------------------------------------
            Total                           $4,984   $24,985       $ 73    $4,984      $25,058  $30,042  $1,333
-----------------------------------------------------------------------------------------------------------------------------------

North Central Submarket
-----------------------------------------------------------------------------------------------------------------------------------

Northmeadow
    104 11835 Alpharetta
        Hwy.                  O             $  524    $1,396       $142    $  524       $1,538  $ 2,062  $  148       1994
    105 1100 Northmeadow
        Pkwy.                 S                552     3,178         59       552        3,237    3,789     270       1989     1995
    106 1125 Northmeadow
        Pkwy.                 D                320     2,222          9       320        2,231    2,551     186       1987     1995
    107 1150 Northmeadow
        Pkwy.                 D                464     2,963          -       464        2,963    3,427     242       1988     1995
    108 1175 Northmeadow
        Pkwy.                 D                328     3,068         54       328        3,122    3,450     288       1987     1995
    109 1225 Northmeadow
        Pkwy.                 S                336     3,286          -       336        3,286    3,622     269       1989     1995
    110 1250 Northmeadow
        Pkwy.                 D                312     2,328          4       312        2,332    2,644     192       1989     1995
    111 1325 Northmeadow
        Pkwy.                 S                472     4,491         75       472        4,566    5,038     397       1990     1995
    112 1335 Northmeadow
        Pkwy.                 S                946     6,347          -       946        6,347    7,293       -       1997
    113 1350 Northmeadow
        Pkwy.                 D                672     2,556         12       672        2,568    3,240     227       1994
------------------------------------------------------------------------------------------------------------------------------------
            Total                           $4,926   $31,835       $355    $4,926    $  32,190  $37,116  $2,219
------------------------------------------------------------------------------------------------------------------------------------



Hembree Crest
    114 11415 Old
        Roswell Rd.           B             $  648    $1,947       $ 47    $  648       $1,994  $ 2,642  $  185       1991     1995
    115 11800 Wills Rd.       D                304     1,570        108       304        1,678    1,982     160       1987     1995
    116 11810 Wills Rd.       D                296     2,180          2       296        2,182    2,478     178       1989     1995
    117 11820 Wills Rd.       D                488     3,793         72       488        3,865    4,353     318       1987     1995
------------------------------------------------------------------------------------------------------------------------------------
            Total                           $1,736    $9,490       $229    $1,736       $9,719  $11,455  $  841
------------------------------------------------------------------------------------------------------------------------------------

Mansell Commons
    118 993 Mansell Rd.       D             $  136    $  919       $ 47      $136       $  966  $ 1,102  $   85       1987     1995
    119 995 Mansell Rd.       D                 80       714         25        80          739      819      66       1987     1995
    120 997 Mansell Rd.       D                 72       612          7        72          619      691      52       1987     1995
    121 999 Mansell Rd.       D                104       816          1       104          817      921      67       1987     1995
    122 1003 Mansell Rd.      D                136       881          1       136          882    1,018      73       1990     1995
    123 1005 Mansell Rd.      D                 72       714         15        72          729      801      64       1990     1995
    124 1007 Mansell Rd.      D                168     1,592         26       168        1,618    1,786     145       1990     1995
    125 1009 Mansell Rd.      S                264     1,620          4       264        1,624    1,888     132       1986     1995
    126 1011 Mansell Rd.      S                256     1,647          8       256        1,655    1,911     137       1984     1995
------------------------------------------------------------------------------------------------------------------------------------
            Total                           $1,288    $9,515       $134    $1,288       $9,649  $10,937  $  821
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                           Schedule III Page 5 of 11

                                                         WEEKS REALTY, L.P.
                                          REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1997
                                                      (Dollars in Thousands)

                                                                               Gross Amount at which
                                                 Initial Costs               Carried at Close of Period
                                                ---------------              --------------------------
                                                                    Cost
                                                       Building  Capitalized        Building           Accumu-
                                       Related           and     Subsequent           and               lated      Year      Year
        Market/             Property    Encum-         Improve-      to             Improve-          Deprecia-  Developed  Acquired
Business Park/Property      Type/(1)/  brances  Land    ments    Acquisition  Land    ments    Total     tion      /(2)/     /(3)/
------------------------------------------------------------------------------------------------------------------------------------
Hembree Park
    127 105 Hembree
        Park Dr.            D                  $  288    $ 2,067      $  73     $  288     $ 2,140    $ 2,428   $  174    1988  1995
    128 150 Hembree
        Park Dr.            D                     641      2,015        208        825       2,039      2,864      181    1985  1995
    129 200 Hembree
        Park Dr.            D                     160      1,978         11        160       1,989      2,149      162    1985  1995
    130 645 Hembree
        Pkwy.               D                     248      1,997         54        248       2,051      2,299      183    1986  1995
    131 655 Hembree
        Pkwy.               D                     248      1,997         42        248       2,039      2,287      197    1986  1995
------------------------------------------------------------------------------------------------------------------------------------
            Total                              $1,585    $10,054       $388     $1,769     $10,258    $12,027   $  897
------------------------------------------------------------------------------------------------------------------------------------

Northwinds
    132 2555 Northwinds
        Pkwy.               O                  $1,813     $6,012       $  -     $1,813      $6,012     $7,825   $  106    1997
------------------------------------------------------------------------------------------------------------------------------------
            Total                              $1,813     $6,012       $  -     $1,813      $6,012     $7,825   $  106
------------------------------------------------------------------------------------------------------------------------------------

Other North Central
Properties
    133 10745 Westside
        Pkwy.             O                    $  925     $3,513       $ 71     $  925      $3,584     $4,509   $  307    1997
------------------------------------------------------------------------------------------------------------------------------------
            Total                              $  925     $3,513       $ 71     $  925      $3,584     $4,509   $  307
------------------------------------------------------------------------------------------------------------------------------------


Airport/South Atlanta
        Submarket
------------------------------------------------------------------------------------------------------------------------------------

Southridge
    134 5025 Derick
        Jones Rd.          D                   $  647    $ 3,598       $  -     $  647     $ 3,598    $ 4,245   $   45    1997
    135 5099 Southridge
        Pkwy.              D              (c)     306      1,053        119        306       1,172      1,478      149    1990 1994
    136 5136 Southridge
        Pkwy.              D              (c)     480      1,653         69        480       1,722      2,202      214    1990 1994
    137 5139 Southridge
        Pkwy.              D              (c)     465      1,601         14        465       1,615      2,080      195    1991 1994
    138 5149 Southridge
        Pkwy.              D              (c)      17      3,384          -        817       3,384      4,201      225    1990 1994
    139 5156 Southridge
        Pkwy.              D              (c)     676      2,330         10        676       2,340      3,016      279    1992 1994
    140 5169 Southridge
        Pkwy.              D                      431      2,468         11        431       2,479      2,910      179    1994
------------------------------------------------------------------------------------------------------------------------------------
            Total                              $3,822    $16,087       $223     $3,822     $16,310    $20,132   $1,286
------------------------------------------------------------------------------------------------------------------------------------

Sullivan International
    141 703 Sullivan Rd.    D                  $  225     $  781       $217     $  225      $  998  $   1,223   $   97    1990 1994
    142 721 Sullivan Rd.    D                     242        834         40        242         874      1,116      104    1991 1994
    143 727 Sullivan Rd.    D                     260        898         13        260         911      1,171      114    1988 1994
    144 739 Sullivan Rd.    D                     226        778         12        226         790      1,016       94    1989 1994
------------------------------------------------------------------------------------------------------------------------------------
            Total                              $  953     $3,291       $282     $  953      $3,573     $4,526   $  409
------------------------------------------------------------------------------------------------------------------------------------

Other Airport/South
Atlanta
Properties
    145 105 Kings Mill Rd.  B              (a )$  457     $4,951       $  -     $  457      $4,951     $5,408     $414    1995
            Total                              $  457     $4,951       $  -     $  457      $4,951     $5,408     $414
-----------------------------------------------------------------------------------------------------------------------------------

Northwest/I-75 Submarket
-----------------------------------------------------------------------------------------------------------------------------------

Townpoint
    146 3240 Town Point Dr  D                  $1,092     $4,199       $  -     $1,092      $4,199    $ 5,291     $ 42    1997
    147 3330 West Town
        Point Dr            D                     551      1,551        375        551       1,926      2,477      224    1994
    148 3350 West Town
        Point Dr            D                     434      2,214          -        434       2,214      2,648      137    1995
------------------------------------------------------------------------------------------------------------------------------------
            Total                              $2,077     $7,964       $375     $2,077      $8,339    $10,416     $403
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                           SCHEDULE III PAGE 6 OF 11
                                                         WEEKS REALTY, L.P.
                                          REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1997
                                                      (Dollars in Thousands)

                                                                               Gross Amount at which
                                                 Initial Costs               Carried at Close of Period
                                                ---------------               ----------------------
                                                                    Cost
                                                       Building  Capitalized         Building          Accumu-
                                       Related           and     Subsequent            and              lated        Year      Year
         Market/            Property    Encum-         Improve-      to              Improve-          Deprecia-  Developed Acquired
Business Park/Property      Type/(1)/  brances  Land    ments    Acquisition   Land     ments   Total     tion       /(2)/    /(3)/
------------------------------------------------------------------------------------------------------------------------------------
Northwest Business Center
    149 1331-37-41-51
         Capital Circle       S                $  558   $ 4,443   $ 44       $  558   $ 4,487  $ 5,045  $  250      1985    1996
    150 1335 Capital
         Circle               S                   416     1,704      5          416     1,709    2,125      94      1985    1996
    151 2250 Northwest
        Pkwy.                 D                   320     2,223      -          320     2,223    2,543      47      1982    1997
    152 2252 Northwest
        Pkwy.                 S                    92       759      -           92       759      851      15      1982    1997
    153 2254 Northwest
        Pkwy.                 S                   175     1,442      -          175     1,442    1,617      29      1982    1997
    154 2256 Northwest
        Pkwy.                 S                    85       702      -           85       702      787      14      1982    1997
    155 2258 Northwest
        Pkwy.                 S                    47       388      -           47       388      435       8      1982    1997
    156 2260 Northwest
        Pkwy.                 S                   294     2,436      -          294     2,436    2,730      50      1982    1997
    157 2262 Northwest
        Pkwy.                 S                   161     1,333      -          161     1,333    1,494      27      1982    1997
    158 2264 Northwest
        Pkwy.                 D                   353     2,104      -          353     2,104    2,457      48      1982    1997
----------------------------------------------------------------------------------------------------------------------------------
            Total                              $2,501   $17,534   $ 49       $2,501   $17,583  $20,084  $  582
----------------------------------------------------------------------------------------------------------------------------------

Franklin Forest
    159 805 Franklin Ct.      D                $  313   $ 1,638      -       $  313   $ 1,638  $ 1,951  $   35      1983    1997
    160 810 Franklin Ct.      S                   255     1,414      -          255     1,414    1,669      28      1983    1997
    161 811 Livingston Ct.    S                   193     1,089      -          193     1,089    1,282      23      1983    1997
    162 821 Livinston Ct.     S                   145       803      -          145       803      948      17      1983    1997
    163 825 Franklin Ct.      D                   358     2,261      -          358     2,261    2,619      52      1983    1997
    164 830 Franklin Ct.      S                   133       741      -          133       741      874      15      1983    1997
    165 835 Franklin Ct.      D                   393     2,461      -          393     2,461    2,854      53      1983    1997
    166 840 Franklin Ct.      D                   242     1,855      -          242     1,855    2,097      38      1983    1997
    167 841 Livingston Ct.    D                   275     1,855      -          275     1,855    2,130      38      1983    1997
----------------------------------------------------------------------------------------------------------------------------------
            Total                              $2,307   $14,117      -       $2,307   $14,117  $16,424  $  299
----------------------------------------------------------------------------------------------------------------------------------

Other Northwest/
I-75 Properties
    168 240 Northpoint Pkwy.  B                $  822   $ 4,912      -       $  822   $ 4,912  $ 5,734  $  267       1995
----------------------------------------------------------------------------------------------------------------------------------
            Total                              $  822   $ 4,912      -       $  822   $ 4,912  $ 5,734  $  267
----------------------------------------------------------------------------------------------------------------------------------

Stone Mountain Submarket
----------------------------------------------------------------------------------------------------------------------------------

Parknorth
    169 675 Parknorth Blvd.   D                $  611   $ 2,743      -       $  611   $ 2,743  $ 3,354  $  264      1990    1995
    170 696 Parknorth Blvd.   D          (h)      532     2,748      4          532     2,752    3,284     240      1986    1995
    171 715 Parknorth Blvd.   D                   375     2,118      2          375     2,120    2,495     185      1989    1995
    172 735 Parknorth Blvd.   D          (h)      709     3,155     55          709     3,210    3,919     296      1989    1995
    173 736 Parknorth Blvd.   S                   627     1,023      -          627     1,023    1,650      90      1992    1995
    174 780 Parknorth Blvd.   D          (h)      328     1,847     45          328     1,892    2,220     165      1988    1995
    175 808 Parknorth Blvd.   S                   162       608      -          162       608      770      54      1986    1995
    176 815 Parknorth Blvd.   S                   249       983      4          249       987    1,236      86      1989    1995
----------------------------------------------------------------------------------------------------------------------------------
            Total                              $3,593   $15,225   $110       $3,593   $15,335  $18,928  $1,380
----------------------------------------------------------------------------------------------------------------------------------

Chattahoochee Submarket
----------------------------------------------------------------------------------------------------------------------------------

Chattahoochee
    177 1670 DeFoors Ave.     D                $   82   $   660   $943       $   82   $ 1,603  $ 1,685  $  809      1960    1989
----------------------------------------------------------------------------------------------------------------------------------
            Total                              $   82   $   660   $943       $   82   $ 1,603  $ 1,685  $  809
----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Schedule III Page 7 of 11

                                                         WEEKS REALTY, L.P.
                                          REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1997
                                                      (Dollars in Thousands)

                                                                   Initial Costs
                                                              --------------------------    Cost Capitalized
                                   Property   Related                       Building and        Subsequent
Market/Business Park/Property      Type (1)   Encumbrances      Land        Improvements      to Acquisition
------------------------------------------------------------------------------------------------------------
NASHVILLE, TENNESSEE
------------------------------------------------------------------------------------------------------------
Airpark Business Center
    178 400 Airpark Center Dr.        S        (m)(n)         $   419       $ 1,679                $ 18
    179 500 Airpark Center Dr.        D        (m)(n)             923         3,697                   -
    180 600 Airpark Center Dr.        D        (m)(n)             729         2,918                  50
    181 700 Airpark Center Dr.        D        (m)(n)             801         3,286                   -
    182 800 Airpark Center Dr.        D         (o)               924         3,701                   -
    183 900 Airpark Center Dr.        D         (o)               798         3,193                   -
    184 1000 Airpark Center Dr.       D                         1,300         7,367                   -
    185 1400 Donelson Pike            S        (m)(n)           1,276         5,108                   -
    186 1410 Donelson Pike            S        (m)(n)           1,411         5,696                  60
    187 1411-1449 Donelson Pike       B                         1,308         7,412                   -
    188 1413 Donelson Pike            B         (p)               549         2,196                   -
    189 1420 Donelson Pike            S        (m)(n)           1,331         5,346                  96
    190 5270 Harding Place            B         (p)               535         2,143                   -
------------------------------------------------------------------------------------------------------------
            Total                                             $12,304       $53,742                $224
------------------------------------------------------------------------------------------------------------

Aspen Grove Business Center
    191 277 Mallory Station Road      D                       $   936       $ 5,324                $  -
------------------------------------------------------------------------------------------------------------
            Total                                             $   936       $ 5,324                $  -
------------------------------------------------------------------------------------------------------------

Brentwood South Business Center
    192 7104 Crossroad Blvd.          D         (j)           $ 1,065       $ 4,272                $ 11
    193 7106 Crossroad Blvd.          D         (j)             1,065         4,266                   7
    194 7108 Crossroad Blvd.          D         (j)               848         3,396                   5
    195 119 Seaboard Lane             D         (k)               569         2,280                   -
    196 121 Seaboard Lane             D         (l)               445         1,784                   -
    197 123 Seaboard Lane             D         (l)               489         1,956                   -
------------------------------------------------------------------------------------------------------------
            Total                                             $ 4,481       $17,954                $ 23
------------------------------------------------------------------------------------------------------------

Four Forty Business Center
    198 735 Melrose Ave.              B                       $   938       $ 5,318                $  -
------------------------------------------------------------------------------------------------------------
            Total                                             $   938       $ 5,318                $  -
------------------------------------------------------------------------------------------------------------

RESEARCH TRIANGLE, NORTH CAROLINA

Perimeter Park
    199 100 Perimeter Park Rd.        S         (z)           $   477       $ 3,030                $  -
    200 200 Perimeter Park Rd.        S                           567         3,048                   -
    201 300 Perimeter Park Rd.        S         (z)               567         3,047                   -
    202 400 Perimeter Park Rd.        S         (aa)              486         4,051                   -
    203 500 Perimeter Park Rd.        S         (z)               522         4,051                   -
    204 800 Perimeter Park Rd.        S         (bb)              405         3,048                   -
    205 900 Perimeter Park Rd.        S         (q)               629         3,568                   -
    206 1000 Perimeter Park Rd.       S         (z)               405         2,667                   -
------------------------------------------------------------------------------------------------------------
            Total                                             $ 4,058       $26,510                $  -
------------------------------------------------------------------------------------------------------------


                                                        Gross Amount at which
                                                      Carried at Close of Period
                                            ---------------------------------------------
                                                              Building and
Market/Business Park/Property                 Land            Improvements        Total
-----------------------------------------------------------------------------------------
NASHVILLE, TENNESSEE
-----------------------------------------------------------------------------------------
Airpark Business Center
    178 400 Airpark Center Dr.              $   419           $ 1,697           $ 2,116
    179 500 Airpark Center Dr.                  923             3,697             4,620
    180 600 Airpark Center Dr.                  729             2,968             3,697
    181 700 Airpark Center Dr.                  801             3,286             4,087
    182 800 Airpark Center Dr.                  924             3,701             4,625
    183 900 Airpark Center Dr.                  798             3,193             3,991
    184 1000 Airpark Center Dr.               1,300             7,367             8,667
    185 1400 Donelson Pike                    1,276             5,108             6,384
    186 1410 Donelson Pike                    1,411             5,756             7,167
    187 1411-1449 Donelson Pike               1,308             7,412             8,720
    188 1413 Donelson Pike                      549             2,196             2,745
    189 1420 Donelson Pike                    1,331             5,442             6,773
    190 5270 Harding Place                      535             2,143             2,678
-----------------------------------------------------------------------------------------
            Total                           $12,304           $53,966           $66,270
-----------------------------------------------------------------------------------------

Aspen Grove Business Center
    191 277 Mallory Station Road            $   936           $ 5,324           $ 6,260
-----------------------------------------------------------------------------------------
            Total                           $   936           $ 5,324           $ 6,260
-----------------------------------------------------------------------------------------

Brentwood South Business Center
    192 7104 Crossroad Blvd.                $ 1,065           $ 4,283           $ 5,348
    193 7106 Crossroad Blvd.                  1,065             4,273             5,338
    194 7108 Crossroad Blvd.                    848             3,401             4,249
    195 119 Seaboard Lane                       569             2,280             2,849
    196 121 Seaboard Lane                       445             1,784             2,229
    197 123 Seaboard Lane                       489             1,956             2,445
-----------------------------------------------------------------------------------------
            Total                           $ 4,481           $17,977           $22,458
-----------------------------------------------------------------------------------------

Four Forty Business Center
    198 735 Melrose Ave.                    $   938           $ 5,318           $ 6,256
-----------------------------------------------------------------------------------------
            Total                           $   938           $ 5,318           $ 6,256
-----------------------------------------------------------------------------------------

RESEARCH TRIANGLE, NORTH CAROLINA

Perimeter Park
    199 100 Perimeter Park Rd.              $   477           $ 3,030           $ 3,507
    200 200 Perimeter Park Rd.                  567             3,048             3,615
    201 300 Perimeter Park Rd.                  567             3,047             3,614
    202 400 Perimeter Park Rd.                  486             4,051             4,537
    203 500 Perimeter Park Rd.                  522             4,051             4,573
    204 800 Perimeter Park Rd.                  405             3,048             3,453
    205 900 Perimeter Park Rd.                  629             3,568             4,197
    206 1000 Perimeter Park Rd.                 405             2,667             3,072
-----------------------------------------------------------------------------------------
            Total                           $ 4,058           $26,510           $30,568
-----------------------------------------------------------------------------------------

                                            Accumulated          Year           Year
Market/Business Park/Property               Depreciation      Developed (2)   Acquired (3)
------------------------------------------------------------------------------------------
NASHVILLE, TENNESSEE
------------------------------------------------------------------------------------------
Airpark Business Center
    178 400 Airpark Center Dr.               $   78             1989            1996
    179 500 Airpark Center Dr.                  173             1988            1996
    180 600 Airpark Center Dr.                  142             1990            1996
    181 700 Airpark Center Dr.                  152             1992            1996
    182 800 Airpark Center Dr.                  173             1995            1996
    183 900 Airpark Center Dr.                  149             1995            1996
    184 1000 Airpark Center Dr.                  24             1997            1997
    185 1400 Donelson Pike                      238             1986            1996
    186 1410 Donelson Pike                      279             1986            1996
    187 1411-1449 Donelson Pike                  22             1996            1997
    188 1413 Donelson Pike                      103             1996            1996
    189 1420 Donelson Pike                      265             1985            1996
    190 5270 Harding Place                      100             1996            1996
------------------------------------------------------------------------------------------
            Total                            $1,898
------------------------------------------------------------------------------------------

Aspen Grove Business Center
    191 277 Mallory Station Road             $  137             1996            1997
------------------------------------------------------------------------------------------
            Total                            $  137
------------------------------------------------------------------------------------------

Brentwood South Business Center
    192 7104 Crossroad Blvd.                 $  205             1987            1996
    193 7106 Crossroad Blvd.                    201             1987            1996
    194 7108 Crossroad Blvd.                    159             1989            1996
    195 119 Seaboard Lane                       106             1990            1996
    196 121 Seaboard Lane                        84             1990            1996
    197 123 Seaboard Lane                        92             1990            1996
------------------------------------------------------------------------------------------
            Total                            $  847
------------------------------------------------------------------------------------------

Four Forty Business Center
    198 735 Melrose Ave.                     $  143             1997            1997
------------------------------------------------------------------------------------------
            Total                            $  143
------------------------------------------------------------------------------------------

RESEARCH TRIANGLE, NORTH CAROLINA

Perimeter Park
    199 100 Perimeter Park Rd.               $   53             1987            1997
    200 200 Perimeter Park Rd.                   52             1987            1997
    201 300 Perimeter Park Rd.                   53             1986            1997
    202 400 Perimeter Park Rd.                   70             1984            1997
    203 500 Perimeter Park Rd.                   71             1985            1997
    204 800 Perimeter Park Rd.                   53             1984            1997
    205 900 Perimeter Park Rd.                  184             1982            1996
    206 1000 Perimeter Park Rd.                  47             1982            1997
------------------------------------------------------------------------------------------
            Total                            $  583
------------------------------------------------------------------------------------------

                                                                                                           SCHEDULE III PAGE 8 OF 11
                                                         WEEKS REALTY, L.P.
                                          REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1997
                                                      (Dollars in Thousands)

                                                                          Initial Costs
                                                                    --------------------------   Cost Capitalized
                                   Property          Related                     Building and       Subsequent
Market/Business Park/Property      Type (1)        Encumbrances      Land        Improvements      to Acquisition
------------------------------------------------------------------------------------------------------------------
Perimeter Park West
    207 1100 Perimeter Park West      S                            $  777           $ 4,588            $  -
    208 1400 Perimeter Park West      O              (r)              666             3,777              17
    209 1500 Perimeter Park West      O                             1,148             6,511               -
    210 1600 Perimeter Park West      O              (v)            1,463             8,296               -
    211 1800 Perimeter Park West      O              (v)              907             5,140               -
    212 2000 Perimeter Park West      O                               788             4,466               -
------------------------------------------------------------------------------------------------------------------
            Total                                                  $5,749           $32,778            $ 17
------------------------------------------------------------------------------------------------------------------

Enterprise Center
    213 2600 Perimeter Park Dr.       S                            $  975           $ 5,529            $  -
    214 507 Airport Blvd.             S              (v)            1,336             7,578               -
    215 5151 McCrimmon Pkwy.          S                             1,318             7,474               -
------------------------------------------------------------------------------------------------------------------
            Total                                                  $3,629           $20,581            $  -
------------------------------------------------------------------------------------------------------------------

Metro Center
    216 2800 Perimeter Park Dr.       D              (u)           $  777           $ 4,405            $ 96
    217 2900 Perimeter Park Dr.       D              (u)              235             1,330               -
    218 3000 Perimeter Park Dr.       D              (u)              482             2,733              13
------------------------------------------------------------------------------------------------------------------
            Total                                                  $1,494           $ 8,468            $109
------------------------------------------------------------------------------------------------------------------

Woodlake Center
    219 100 Innovation Ave.           D              (t)           $  633           $ 3,590            $  -
    220 101 Innovation Ave.           D                               615             3,488               -
------------------------------------------------------------------------------------------------------------------
            Total                                                  $1,248           $ 7,078            $  -
------------------------------------------------------------------------------------------------------------------

Research Triangle Industrial Center
    221 409-A Airport Blvd.           D              (y)           $  296           $ 2,037            $  -
    222 409-B Airport Blvd.           D              (y)              175             1,203               -
    223 409-C Airport Blvd.           D              (y)              185             1,304               -
------------------------------------------------------------------------------------------------------------------
            Total                                                  $  656           $ 4,544            $  -
------------------------------------------------------------------------------------------------------------------

Interchange Plaza
    224 5520 Capital Center Dr.       O              (s)           $  842           $ 4,772            $  -
    225 801 Jones Franklin Rd.        O              (x)            1,351             7,660               3
------------------------------------------------------------------------------------------------------------------
            Total                                                  $2,193           $12,432            $  3
------------------------------------------------------------------------------------------------------------------

Other Raleigh Properties
    226 6501 Weston Pkwy.             O              (w)           $1,775           $10,064            $  5
------------------------------------------------------------------------------------------------------------------
            Total                                                  $1,775           $10,064            $  5
------------------------------------------------------------------------------------------------------------------

Orlando, Florida

ParkSouth Distribution
    227 2490 Principal Row            B                            $  493           $ 3,284            $  -
    228 2500 Principal Row            B                               565             3,915              70
    229 9600 Parksouth Ct.            B                               649             3,836               -
------------------------------------------------------------------------------------------------------------------
            Total                                                  $1,707           $11,035            $ 70
------------------------------------------------------------------------------------------------------------------




                                               Gross Amount at which
                                             Carried at Close of Period
                                           -----------------------------
                                                       Building and
Market/Business Park/Property              Land        Improvements          Total
------------------------------------------------------------------------------------
Perimeter Park West
    207 1100 Perimeter Park West         $  777           $ 4,588           $ 5,365
    208 1400 Perimeter Park West            666             3,794             4,460
    209 1500 Perimeter Park West          1,148             6,511             7,659
    210 1600 Perimeter Park West          1,463             8,296             9,759
    211 1800 Perimeter Park West            907             5,140             6,047
    212 2000 Perimeter Park West            788             4,466             5,254
------------------------------------------------------------------------------------
            Total                        $5,749           $32,795           $38,544
------------------------------------------------------------------------------------

Enterprise Center
    213 2600 Perimeter Park Dr.          $  975           $ 5,529           $ 6,504
    214 507 Airport Blvd.                 1,336             7,578             8,914
    215 5151 McCrimmon Pkwy.              1,318             7,474             8,792
------------------------------------------------------------------------------------
            Total                        $3,629           $20,581           $24,210
------------------------------------------------------------------------------------

Metro Center
    216 2800 Perimeter Park Dr.          $  777           $ 4,501           $ 5,278
    217 2900 Perimeter Park Dr.             235             1,330             1,565
    218 3000 Perimeter Park Dr.             482             2,746             3,228
------------------------------------------------------------------------------------
            Total                        $1,494           $ 8,577           $10,071
------------------------------------------------------------------------------------

Woodlake Center
    219 100 Innovation Ave.              $  633           $ 3,590           $ 4,223
    220 101 Innovation Ave.                 615             3,488             4,103
------------------------------------------------------------------------------------
            Total                        $1,248           $ 7,078           $ 8,326
------------------------------------------------------------------------------------

Research Triangle Industrial Center
    221 409-A Airport Blvd.              $  296           $ 2,037           $ 2,333
    222 409-B Airport Blvd.                 175             1,203             1,378
    223 409-C Airport Blvd.                 185             1,304             1,489
------------------------------------------------------------------------------------
            Total                        $  656           $ 4,544           $ 5,200
------------------------------------------------------------------------------------

Interchange Plaza
    224 5520 Capital Center Dr.          $  842           $ 4,772           $ 5,614
    225 801 Jones Franklin Rd.            1,351             7,663             9,014
------------------------------------------------------------------------------------
            Total                        $2,193           $12,435           $14,628
------------------------------------------------------------------------------------

Other Raleigh Properties
    226 6501 Weston Pkwy.                $1,775           $10,069           $11,844
------------------------------------------------------------------------------------
            Total                        $1,775           $10,069           $11,844
------------------------------------------------------------------------------------

Orlando, Florida

ParkSouth Distribution
    227 2490 Principal Row               $  493           $ 3,284           $ 3,777
    228 2500 Principal Row                  565             3,985             4,550
    229 9600 Parksouth Ct.                  649             3,836             4,485
------------------------------------------------------------------------------------
            Total                        $1,707           $11,105           $12,812
------------------------------------------------------------------------------------




                                            Accumulated         Year            Year
Market/Business Park/Property               Depreciation      Developed (2)   Acquired (3)
------------------------------------------------------------------------------------------
Perimeter Park West
    207 1100 Perimeter Park West            $   71              1990            1997
    208 1400 Perimeter Park West               197              1991            1996
    209 1500 Perimeter Park West               335              1996            1996
    210 1600 Perimeter Park West               427              1994            1996
    211 1800 Perimeter Park West               266              1994            1996
    212 2000 Perimeter Park West                41              1997            1997
------------------------------------------------------------------------------------------
            Total                           $1,337
------------------------------------------------------------------------------------------

Enterprise Center
    213 2600 Perimeter Park Dr.             $   45              1997            1997
    214 507 Airport Blvd.                      389              1993            1996
    215 5151 McCrimmon Pkwy.                   384              1995            1996
------------------------------------------------------------------------------------------
            Total                           $  818
------------------------------------------------------------------------------------------

Metro Center
    216 2800 Perimeter Park Dr.             $  238              1992            1996
    217 2900 Perimeter Park Dr.                 68              1990            1996
    218 3000 Perimeter Park Dr.                141              1989            1996
------------------------------------------------------------------------------------------
            Total                           $  447
------------------------------------------------------------------------------------------

Woodlake Center
    219 100 Innovation Ave.                 $  185              1994            1996
    220 101 Innovation Ave.                     34              1997            1997
------------------------------------------------------------------------------------------
            Total                           $  219
------------------------------------------------------------------------------------------

Research Triangle Industrial Center
    221 409-A Airport Blvd.                 $   73              1982            1997
    222 409-B Airport Blvd.                     43              1983            1997
    223 409-C Airport Blvd.                     46              1986            1997
------------------------------------------------------------------------------------------
            Total                           $  162
------------------------------------------------------------------------------------------

Interchange Plaza
    224 5520 Capital Center Dr.             $  246              1993            1996
    225 801 Jones Franklin Rd.                 394              1995            1996
------------------------------------------------------------------------------------------
            Total                           $  640
------------------------------------------------------------------------------------------

Other Raleigh Properties
    226 6501 Weston Pkwy.                   $  517              1996            1996
------------------------------------------------------------------------------------------
            Total                           $  517
------------------------------------------------------------------------------------------

Orlando, Florida

ParkSouth Distribution
    227 2490 Principal Row                  $   22              1997
    228 2500 Principal Row                     143              1996
    229 9600 Parksouth Ct.                      42              1997
------------------------------------------------------------------------------------------
            Total                           $  207
------------------------------------------------------------------------------------------

                                                                                                          SCHEDULE III PAGE 9 OF 11


                                                                                                      GROSS AMOUNT AT WHICH
                                                            INITIAL COSTS                          CARRIED AT CLOSE OF PERIOD
                                                        ---------------------  COST CAPITALIZED ----------------------------------
MARKET/BUSINESS                PROPERTY     RELATED              BUILDING AND     SUBSEQUENT              BUILDING AND
PARK/PROPERTY                  TYPE/(1)/  ENCUMBRANCES    LAND   IMPROVEMENTS   TO ACQUISITION     LAND   IMPROVEMENTS
-----------------------------------------------------------------------------------------------------------------------
AIRPORT COMMERCE CENTER
 230 1629 Prime Court             D                     $   281    $ 2,129        $    -        $    281   $  2,129
 231 1630 Prime Court             D                         323      1,650             -             323      1,650
 232 8249 Parkline Blvd.          D                         214      1,661             -             214      1,661
 233 8351 Parkline Blvd.          D           (d)           212      1,785             -             212      1,785
 234 8500 Parkline Blvd.          D           (d)           691      3,200           126             691      3,326
 235 8501 Parkline Blvd.          D           (d)           169      1,212             8             169      1,220
 236 8549 Parkline Blvd.          D           (d)           149      1,231             -             149      1,231
-----------------------------------------------------------------------------------------------------------------------
     TOTAL                                              $ 2,039   $ 12,868      $    134        $  2,039   $ 13,002
-----------------------------------------------------------------------------------------------------------------------

TECHNOLOGY PARK - ORLANDO
 237 100 Technology Park          S                     $    421   $  2,580     $      -        $    421   $  2,580
-----------------------------------------------------------------------------------------------------------------------
     TOTAL                                              $    421   $  2,580     $      -        $    421   $  2,580
-----------------------------------------------------------------------------------------------------------------------

SPARTANBURG, SOUTH CAROLINA

HILLSIDE
 238 170 Parkway West             B                     $    223   $  2,539     $      -       $    223    $  2,539
 239 190 Parkway West             B                          276      2,350            -            276       2,350
 240 285 Parkway West             B                          619      4,243            -            619       4,243
-----------------------------------------------------------------------------------------------------------------------
          TOTAL                                         $  1,118   $  9,132     $      -       $  1,118    $  9,132
-----------------------------------------------------------------------------------------------------------------------

JACKSONVILLE, FLORIDA

JACKSONVILLE INTERNATIONAL TRADEPORT
 241 13340 International Pkwy     B                     $    289   $  2,495     $      -       $    289    $  2,495
-----------------------------------------------------------------------------------------------------------------------
          TOTAL                                         $    289   $  2,495     $      -       $    289    $  2,495
-----------------------------------------------------------------------------------------------------------------------

     LAND HELD FOR FUTURE
          DEVELOPMENT                       4,524       $ 21,029   $      -     $  1,533       $ 22,562    $      -
                                   ------------------------------------------------------------------------------------
     PROPERTY TOTALS                     $188,661 (cc)  $126,938   $596,849     $ 32,280       $128,758    $627,309
                                   ------------------------------------------------------------------------------------

------------------------------------------------
MARKET/BUSINESS                                       ACCUMULATED       YEAR          YEAR
PARK/PROPERTY                            TOTAL        DEPRECIATION  DEVELOPED/(2)/  ACQUIRED/(3)/
-------------------------------------------------------------------------------------------------
AIRPORT COMMERCE CENTER
 230 1629 Prime Court                  $  2,410          $     6        1997
 231 1630 Prime Court                     1,973               80        1996
 232 8249 Parkline Blvd.                  1,875              105        1996
 233 8351 Parkline Blvd.                  1,997              170        1994          1995
 234 8500 Parkline Blvd.                  4,017              347        1986          1995
 235 8501 Parkline Blvd.                  1,389              117        1991          1995
 236 8549 Parkline Blvd.                  1,380              118        1992          1995
-------------------------------------------------------------------------------------------------
     TOTAL                             $ 15,041          $   943
-------------------------------------------------------------------------------------------------

TECHNOLOGY PARK - ORLANDO
 237 100 Technology Park               $  3,001          $    57        1986          1997
-------------------------------------------------------------------------------------------------
     TOTAL                             $  3,001          $    57
-------------------------------------------------------------------------------------------------

SPARTANBURG, SOUTH CAROLINA

HILLSIDE
 238 170 Parkway West                  $  2,762          $    99        1995
 239 190 Parkway West                     2,626               56        1997
 240 285 Parkway West                     4,862              333        1994
-------------------------------------------------------------------------------------------------
          TOTAL                       $  10,250          $   488
-------------------------------------------------------------------------------------------------

JACKSONVILLE, FLORIDA

JACKSONVILLE INTERNATIONAL TRADEPORT
 241 13340 International Pkwy         $   2,784          $    17        1997          1997
-------------------------------------------------------------------------------------------------
          TOTAL                       $   2,784          $    17
-------------------------------------------------------------------------------------------------

     LAND HELD FOR FUTURE
          DEVELOPMENT                 $  22,562          $     -
                                     ------------------------------------------------------------
     PROPERTY TOTALS                  $ 756,067 (dd)(ee) $61,548
                                     ------------------------------------------------------------

                                      S-9

                                                      SCHEDULE III PAGE 10 OF 11


FOOTNOTES TO SCHEDULE III

  (1)   D = business distribution; B = bulk warehouse; S = business service; O = office; R = retail.
  (2)   The year of development means the year in which shell construction was completed.
  (3)   For properties acquired by the Operating Partnership, including properties previously developed and sold by the Operating
        Partnership, the year of acquisition means the year in which an ownership interest in the property was acquired or is expected to be acquired, unless otherwise noted.
  (a)   These properties are collectively encumbered by a mortgage of  $ 38,000.
  (b)   These properties are collectively encumbered by a mortgage of  $ 10,300.
  (c)   These properties are collectively encumbered by a mortgage of  $  6,857.
  (d)   These properties are collectively encumbered by a mortgage of  $  5,200.
  (e)   These properties are collectively encumbered by a mortgage of  $  3,365.
  (f)   These properties are collectively encumbered by a mortgage of  $  1,764.
  (g)   These properties are collectively encumbered by a mortgage of  $  1,228.
  (h)   These properties are collectively encumbered by a mortgage of  $  5,140.
  (i)   These properties are collectively encumbered by a mortgage of  $    657.
  (j)   These properties are collectively encumbered by a mortgage of  $  6,988.
  (k)   These properties are collectively encumbered by a mortgage of  $  2,153
  (l)   These properties are collectively encumbered by a mortgage of  $  2,605.
  (m)   These properties are collectively encumbered by a mortgage of  $ 12,015.
  (n)   These properties are collectively encumbered by a mortgage of  $  1,922.
  (o)   These properties are collectively encumbered by a mortgage of  $  8,710.
  (p)   These properties are collectively encumbered by a mortgage of  $  6,826.
  (q)   These properties are collectively encumbered by a mortgage of  $  2,866.
  (r)   These properties are collectively encumbered by a mortgage of  $  2,675.
  (s)   These properties are collectively encumbered by a mortgage of  $  2,890.
  (t)   These properties are collectively encumbered by a mortgage of  $  2,463.
  (u)   These properties are collectively encumbered by a mortgage of  $  6,705.
  (v)   These properties are collectively encumbered by a mortgage of  $ 15,800.
  (w)   These properties are collectively encumbered by a mortgage of  $  7,560.
  (x)   These properties are collectively encumbered by a mortgage of  $  5,718.
  (y)   These properties are collectively encumbered by a mortgage of  $  3,641.
  (z)   These properties are collectively encumbered by a mortgage of  $ 12,897.
  (aa)  These properties are collectively encumbered by a mortgage of  $  4,135.
  (bb)  These properties are collectively encumbered by a mortgage of  $  3,057.
  (cc)  Total related encumbrances include all mortgage notes payable in the accompanying financial statements, except a mortgage of
        $3,934 which is secured by the property at 1950 Vaughn Road which underlies a direct financing lease discussed in note 2 to the consolidated financial statements.
  (dd)  The aggregate cost for federal income tax purposes was approximately $642,000.
  (ee)  Excludes developments in progress of $100,433.


                                                      SCHEDULE III Page 11 of 11

                               WEEKS REALTY, L.P.
                 REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997

     Depreciation of the Operating Partnership's real estate assets is calculated over the following estimated useful lives on a straight-line basis:
              .    Buildings -- 35 Years
              .    Tenant Improvements -- life of the lease

     A summary of activity for real estate assets and accumulated depreciation for the years ended December 31, 1997, 1996 and 1995, were as follows (in thousands):


                                                                      1997              1996             1995
     --------------------------------------------------------------------------------------------------------------
     Real Estate Assets
     Balance, beginning of period                               $    592,841      $    319,763     $    162,709
     Additions                                                       137,566            71,418           46,913
     Building acquisitions/(a)/                                      129,884           201,660          110,141
     Sales of property                                                (2,456)               --               --
     Property retirements                                             (1,335)               --               --
     --------------------------------------------------------------------------------------------------------------
     Balance, end of period                                     $    856,500      $    592,841     $    319,763
     ==============================================================================================================
     Accumulated Depreciation
     Balance, beginning of period                               $     41,469      $     29,889     $     22,959
     Depreciation expense                                             21,586            11,580            6,930
     Sales of property                                                  (182)               --               --
     Property retirements                                             (1,325)               --               --
     --------------------------------------------------------------------------------------------------------------
     Balance, end of period                                     $     61,548      $     41,469     $     29,889
     ==============================================================================================================

     (a) See Note 14 to the Operating Partnership's consolidated financial statements, included herein on page F-21 for a summary of certain noncash consideration utilized in the Operating Partnership's building acquisitions.

                                 EXHIBIT INDEX

Exhibit No.   Description
--------------------------------------------------------------------------------
2.1*          Agreement of Merger by and between NWI Warehouse Group, LLC and
              Weeks Realty, L.P., dated November 1, 1996.
2.2*          Contribution Agreement for Development Properties between Weeks
              Realty, L.P., and NWI Warehouse Group, L.P., dated November 1,
              1996.
2.3*          Contribution Agreement for Aspen Grove Land between Weeks Realty,
              L.P., and NWI Warehouse Group, L.P., dated November 1, 1996.
2.4*          Contribution Agreement for I-440 Land between Weeks Realty, L.P., and NWI Warehouse Group, L.P., dated November 1, 1996.
2.5*          Contribution Agreement for NWI Operating Business by and between
              Weeks Realty, L.P. and NWI Warehouse Group, L.P., dated November
              1, 1996.
2.6*          Contribution Agreement for Buckley Operating Business by and
              between Weeks Realty, L.P. and Buckley & Company Real Estate,
              Inc., dated November 1, 1996.
2.7*          Contribution Agreement for Briley Land between Weeks Realty, L.P.
              and NWI Warehouse Group, L.P., dated November 1, 1996.
2.8**         Contribution Agreement by and between Harold S. Lichtin and Weeks
              Realty, L.P., dated December 31, 1996.

2.9** Contribution Agreement for Northern Telecom Properties, among the Contributors identified therein (the "Contributors") and Weeks Realty, L.P. doing business as Weeks Realty Limited Partnership, dated December 31, 1996.

2.10**        Contribution Agreement (Perimeter Park West Land) among Harold S.
              Lichtin, Marie Antoinette Robertson, and Perimeter Park West Associates, and Weeks Realty, L.P. doing business as Weeks Realty Limited Partnership, dated December 31, 1996.

2.11** Contribution Agreement for Completed Properties Lichtin Portfolio among the Contributors and Weeks Realty, L.P. doing business as Weeks Realty Limited Partnership, dated December 31, 1996.

2.12** Contribution Agreement for Development Properties and Regency Forrest Land among the Contributors and Weeks Realty, L.P. doing business as Weeks Realty Limited Partnership, dated December 31, 1996.

2.13**** Beacon Centre Contribution Agreement dated January 2, 1998 by and between Armando Codina, Codina West Dade Development Corporation, Codina Family Investments, Ltd., The Benenson Capital Company, Raha Associated, Inc., Laurence Tisch, Preston Tisch, Raha Associates II, Inc., Codina West Dade Development Corporation No. 5, and Weeks Realty, L.P., and Weeks Corporation.

4.1* Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated October 30, 1996.

4.2* First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P. by and among NWI Warehouse Group, L.P., Buckley & Company Real Estate, Inc. and Weeks GP Holdings, Inc., dated November 1, 1996.

4.3** Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P. by and among Harold S. Lichtin, Noel A. Lichtin, Marie Antoinette Robertson, Amy R. Ehrman, Roland G. Robertson and Perimeter Park West Associates Limited Partnership, Weeks GP Holdings, Inc. and Weeks Corporation, dated December 31, 1996.

4.4++ Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated January 31, 1997.

4.5 Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated August 1, 1997.

4.6++++ Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated October 7, 1997.

4.7 Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated October 27, 1997.

4.8 Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated December 30, 1997, but effective as of August 1, 1997.

4.9**** Eighth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P. dated January 9, 1998.

4.10*****     Indenture among Weeks Realty, L.P. and State Street Bank and Trust
              Company, as Trustee.

10.1*** Employment Agreements between Weeks Realty, L.P. and A. Ray Weeks, Jr., Thomas D. Senkbeil and Forrest W. Robinson, respectively.

10.2*** Employment Agreements between Weeks Realty Services, Inc. and A. Ray Weeks, Jr., Thomas D. Senkbeil and Forrest W. Robinson, respectively.

10.3*** Employment Agreements between Weeks Construction Services, Inc. and A. Ray Weeks, Jr. and Forrest W. Robinson, respectively.

10.4*** Noncompetition Agreements among the Company, Weeks Realty, L.P., Weeks Realty Services, Inc., Weeks Construction Services, Inc. and each of A. Ray Weeks, Jr., Thomas D. Senkbeil and Forrest W. Robinson.

10.5+ Credit Agreement dated September 25, 1996, by and among Wachovia Bank of Georgia, N.A., as agent bank for Wachovia Bank of Georgia, N.A., First Union National Bank of Georgia, Commerzbank A.G. and Mellon Bank, N.A. as lenders, Weeks Realty, L.P., Weeks Construction Services, Inc., Weeks Realty Services, Inc., Weeks Development Partnership and Weeks Financing Limited Partnership, as borrowers, and Weeks Corporation and Weeks Realty, L.P., as guarantors.

10.6+* Park North Purchase and Sale Agreement between Copley Properties Inc., Parknorth Associates, Parknorth Associates II, Parknorth Associates III and Weeks Realty, L.P., dated March 28, 1995.

10.7# Purchase and Sale Agreement by and among North Meadow Associates Joint Venture, ASC North Fulton Associates Joint Venture and Weeks Realty, L.P., dated July 7, 1995.

10.8## Noncompetition Agreement between Weeks Corporation, Weeks Realty, L.P., Weeks Realty Services, Inc. and Weeks Construction Services, Inc. and David P. Stockert, dated June 26, 1995.

10.9## Agreement of Purchase and Sale between Premprop-Northwoods 6 Partnership, Premprop-Northwoods 18-22 Partnership, and Premprop-Northwoods 23 Partnership and Weeks Realty, L.P. dated November 6, 1995. The Exhibits and Schedules to this Agreement are listed in, but not filed with, this exhibit. Such Exhibits and Schedules have been omitted for purposes of this filing, but will be furnished to the Commission supplementary upon request.

10.10### Real Estate Purchase and Sale Agreement by and between Principal Mutual Life Insurance Company and Weeks Realty, L.P., dated May 28, 1996.

10.11* Noncompetition Agreement by and among NWI Warehouse Group, L.P., Weeks Corporation, Weeks Realty, L.P., Weeks Realty Services, Inc., Weeks Construction Services, Inc., Weeks GP Holdings, Inc., Weeks LP Holdings, Inc., and their respective successors, dated November 1, 1996.

10.12* Noncompetition Agreement by and among John W. Nelley, Jr., Weeks Corporation, Weeks Realty, L.P., Weeks Realty Services, Inc., Weeks Construction Services, Inc., Weeks GP Holdings, Inc., Weeks LP Holdings, Inc., and any other entity under the common control of Weeks Corporation, and their respective successors, dated November 1, 1996.

10.13* Noncompetition Agreement by and among Albert W. Buckley, Jr., Weeks Corporation, Weeks Realty, L.P., Weeks Realty Services, Inc., Weeks Construction Services, Inc., Weeks GP Holdings, Inc., Weeks LP Holdings, Inc., and any other entity under the common control of Weeks Corporation, and their respective successors, dated November 1, 1996.

10.14** Noncompetition Agreement by and between Harold S. Lichtin, Weeks Corporation, Weeks Realty, L.P., Weeks Realty Services, Inc., Weeks Construction Services, Inc., Weeks GP Holdings, Inc., Weeks LP Holdings, Inc., and any other entity under the common control of Weeks Corporation, and their respective successors, dated December 31, 1996.

10.15+++ First Amendment to Credit Agreement dated September 1, 1997 by and among Wachovia Bank of Georgia, N.A., as agent bank for Wachovia Bank of Georgia, N.A., First Union National Bank of Georgia, Commerzbank A.G. and Mellon Bank, as lenders, Weeks Realty, L.P., Weeks Construction Services, Inc., Weeks Realty Services, Inc., Weeks Development Partnership and Weeks Financing Limited Partnership, as borrowers, and Weeks Corporation, Weeks GP Holdings, Inc., Weeks LP Holdings, Inc., and Weeks Realty, L.P., as guarantors.

10.16 Consulting Agreement by and between Harold S. Lichtin and Weeks Corporation, dated December 30, 1997, effective October 1, 1997.

10.17 Settlement Agreement and Mutual Release by and among Weeks Corporation, the affiliates and related companies of Weeks Corporation identified therein, and Harold S. Lichtin, dated December 30, 1997, effective October 1, 1997.

10.18####     Securities Purchase Agreement among Codina Group, Inc., Armando
              Codina, St. Joe Corporation and Weeks Realty Services, Inc. dated as of February 24, 1998.

10.19####     Shareholders' Agreement among Codina Group, Inc., Armando Codina,
              St. Joe Corporation and Weeks Realty Services, Inc. dated as of
              February 24, 1998.

11.1          Computation of earnings per Common Unit.

21.1          List of subsidiaries of the Registrant.

23.1 Consent of Arthur Andersen LLP regarding Weeks Realty, L.P.'s S-3, file No. 333-32755.

27.1          Financial Data Schedule for the year ended December 31, 1997.

27.2 Financial Data Schedule for the year ended December 31, 1996, as restated for the implementation of SFAS 128.

27.3 Financial Data Schedule for the nine months ended September 30, 1997, as restated for the implementation of SFAS 128.

* Filed as an exhibit to the Company's Current Report on Form 8-K dated November 1, 1996.
** Filed as an exhibit to the Company's Current Report on Form 8-K dated December 31, 1996.
*** Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
**** Filed as an exhibit to the Company's Current Report on Form 8-K dated January 9, 1998.
***** Filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 17, 1998.
# Filed as an exhibit to the Company's Current Report on Form 8-K dated August 31, 1995.
## Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
### Filed as an exhibit to the Company's Current Report on Form 8-K dated August 9, 1996.
#### Filed as an exhibit to the Company's Current Report on Form 8-K dated March 17, 1998.
+ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.
+* Filed as an exhibit to the Company's Current Report on Form 8-K dated July 12, 1995.
++ Filed as an exhibit to the Company's Current Report on Form 8-K dated May 7, 1997.
+++ Filed as an exhibit to the Operating Partnership's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.
++++ Filed as an exhibit to the Company's Current Report on Form 8-K dated October 7, 1997.