Form 10-Q
period 1998-03-31
WEEKS REALTY L P
filed 1998-05-15
CIK 930082

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

             For the Transition Period from __________ to __________

                          Commission File No. 000-22933
                                              ---------

                               WEEKS REALTY, L.P.
             (Exact name of Registrant as specified in its Charter)


        Georgia                                           58-2121388
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                    4497 Park Drive, Norcross, Georgia 30093
          (Address of principal executive offices, including zip code)

                                (770) 923-4076
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. (X) YES ( ) NO

INDEX                                                                       PAGE
--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          Consolidated Condensed Balance Sheets
          at March 31, 1998 and December 31, 1997.........................     3

          Consolidated Condensed Statements of Operations
          for the three months ended March 31, 1998 and 1997..............     4

          Consolidated Condensed Statements of Cash Flows
          for the three months ended March 31, 1998 and 1997..............     5

          Notes to Consolidated Condensed Financial
          Statements......................................................     6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................    15

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 2.   CHANGES IN SECURITIES...........................................    28

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................    28


SIGNATURES................................................................    29
--------------------------------------------------------------------------------

FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               WEEKS REALTY, L.P.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------------
                                                              March 31,   December 31,
(Unaudited; in thousands, except unit data)                     1998          1997
--------------------------------------------------------------------------------------
ASSETS
Real estate assets
  Land                                                       $  136,294       $106,196
  Buildings and improvements                                    804,093        627,309
  Accumulated depreciation                                      (69,077)       (61,548)
--------------------------------------------------------------------------------------
     Operating real estate assets                               871,310        671,957
--------------------------------------------------------------------------------------
  Developments in progress                                      126,925        100,433
  Land held for future development                               29,945         22,562
--------------------------------------------------------------------------------------
     Net real estate assets                                   1,028,180        794,952
--------------------------------------------------------------------------------------
Cash and cash equivalents                                           481          5,421
Receivables                                                       9,132          7,031
Deferred costs, net                                              19,895         13,087
Investments in and notes receivable
  from service companies                                         28,262          9,257
Investments in unconsolidated real estate entities                2,656          2,525
Other assets                                                     18,096          7,136
--------------------------------------------------------------------------------------
     TOTAL ASSETS                                            $1,106,702       $839,409
======================================================================================
LIABILITIES AND PARTNERS' CAPITAL
Debt
  Mortgage notes payable                                     $  268,794       $192,595
  Unsecured notes                                               100,000             --
  Credit facility borrowings                                     67,945         82,920
--------------------------------------------------------------------------------------
     Total debt                                                 436,739        275,515
--------------------------------------------------------------------------------------
Accounts payable and accrued expenses                            22,250         14,578
Other liabilities                                                 7,372          4,876
--------------------------------------------------------------------------------------
     Total liabilities                                          466,361        294,969
--------------------------------------------------------------------------------------
Other limited partners' capital interests,
     6,656,799 and 5,632,695 Common Units
     at March 31, 1998 and December 31, 1997,
     respectively, at redemption value (Note 1)                 217,594        180,246
--------------------------------------------------------------------------------------
Partners' capital
  Preferred Units, at $25.00 liquidation preference,
     6,000,000 of 8% Preferred Units outstanding
     at March 31, 1998 and December 31, 1997                    150,000        150,000
  Common Units, 19,461,518 and 17,703,992 Common Units
     outstanding at March 31, 1998 and December 31, 1997,
     respectively                                               272,747        227,146
--------------------------------------------------------------------------------------
     Total partners' capital                                    422,747        377,146
--------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND PARTNERS' CAPITAL                 $1,106,702       $852,361
--------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these condensed balance sheets.

                               WEEKS REALTY, L.P.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


--------------------------------------------------------------------------------------------
                                                              Three Months     Three Months
                                                                  Ended           Ended
(Unaudited; in thousands, except unit data)                  March 31, 1998   March 31, 1997
--------------------------------------------------------------------------------------------
REVENUES
  Rental income                                                     $28,345          $17,400
  Tenant reimbursements                                               3,960            2,157
  Other                                                                 388              342
--------------------------------------------------------------------------------------------
                                                                     32,693           19,899
--------------------------------------------------------------------------------------------
EXPENSES
  Property operating, maintenance and management                      4,721            2,515
  Real estate taxes                                                   2,746            1,699
  Depreciation and amortization                                       8,361            5,344
  Interest, including amortization of
     deferred financing costs                                         6,102            5,292
  General and administrative                                          1,280              877
--------------------------------------------------------------------------------------------
                                                                     23,210           15,727
--------------------------------------------------------------------------------------------
INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED
  ENTITIES AND INTEREST INCOME                                        9,483            4,172
  Equity in earnings of unconsolidated
     service companies                                                  488              648
  Equity in earnings of unconsolidated real estate entities              68               --
  Interest income                                                       279              238
--------------------------------------------------------------------------------------------
Net Income                                                           10,318            5,058
  Distributions to preferred unitholders                             (3,000)              --
--------------------------------------------------------------------------------------------
NET INCOME AVAILABLE TO COMMON UNITHOLDERS                          $ 7,318          $ 5,058
--------------------------------------------------------------------------------------------
NET INCOME PER COMMON UNIT
  Basic                                                               $0.29            $0.27
  Diluted                                                             $0.29            $0.27
--------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON UNITS
  Basic                                                              24,868           18,605
  Diluted                                                            25,063           18,840
--------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                        condensed financial statements.

                               WEEKS REALTY, L.P.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------
                                                            Three Months     Three Months
                                                                Ended            Ended
(Unaudited; in thousands)                                  March 31, 1998   March 31, 1997
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                    $  10,318         $  5,058
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                   8,361            5,344
  Amortization of deferred financing costs                          281              226
  Amortization of deferred compensation                              72               72
  Straight-line rent revenue                                       (251)            (150)
  Equity in earnings of unconsolidated entities                    (556)            (648)
Net change in:
  Receivables and other assets                                   (1,361)          (1,126)
  Deferred costs                                                 (1,350)          (1,654)
  Accounts payable and accrued expenses                            (194)           1,917
  Other liabilities                                                 618              523
--------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        15,938            9,562
--------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property acquisition, development and construction             (107,947)         (19,565)
Real estate loans                                                (4,857)          (2,066)
Investments in and advances to unconsolidated entities          (18,494)              --
Notes receivable and deposits                                      (350)            (400)
Collections of notes receivable and other                           224              217
--------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                          (131,424)         (21,814)
--------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Capital contributions from Company - Common Units                50,071              302
Unsecured note borrowings                                       100,000               --
Line of credit proceeds (repayments),, net                      (14,975)          20,715
Payments of mortgage notes payable                               (4,698)          (1,167)
Deferred financing costs                                         (6,132)             (70)
Distributions                                                   (13,720)          (7,489)
--------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       110,546           12,291
--------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (4,940)              39
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    5,421              260
--------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $     481         $    299
============================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Operating Partnership's 1998 property acquisition and development activity was net of the settlement of real estate loans of $7,898,000, the assumption of other liabilities in excess of other assets of $4,224,000, the assumption of indebtedness of $80,897,000 and the issuance of Common Units valued at $36,123,000.

The Operating Partnership's 1997 property acquisition activity included the assumption of indebtedness of $4,360,000 and the issuance of Common Units valued at $14,334,000.

The accompanying notes are an integral part of these condensed financial statements.

                               WEEKS REALTY, L.P.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. THE OPERATING PARTNERSHIP

Weeks Realty, L.P. ( a Georgia limited partnership, the "Operating Partnership") and its subsidiaries own, operate, develop, construct, acquire and manage industrial and suburban office buildings in the southeast United States. Weeks Corporation (a Georgia corporation), through its wholly-owned subsidiaries, Weeks GP Holdings, Inc. and Weeks LP Holdings, Inc., referred to herein as the "Company," is the sole general partner and a limited partner and owns a majority interest in the Operating Partnership. The Operating Partnership, including the operations of its subsidiaries, conducts substantially all of the on-going operations of Weeks Corporation, a publicly traded company which operates as a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code").

As of March 31, 1998, the Company owned 74.5% of the common units of limited partnership interest ("Common Units") in the Operating Partnership. Common Units held by persons other than the Company (the "Other Limited Partnership Interests") represented a 25.5% partnership interest in the Operating Partnership. The Company's weighted average ownership interest in the Operating Partnership was 73.5% and 75.6% for the three months ended March 31, 1998 and 1997, respectively.

The Operating Partnership conducts its third-party service businesses through two subsidiary companies (the "Service Companies"): Weeks Realty Services, Inc. and Weeks Construction Services, Inc. Together the Service Companies and their subsidiaries conduct third-party development, construction, landscape, property management and commercial brokerage services. The Operating Partnership holds 100% of the nonvoting and 1% of the voting common stock of the Service Companies. The remaining voting common stock is held by three executive officers of the Company. The ownership of the common stock of the Service Companies entitles the Operating Partnership to substantially all (99%) of the economic benefits from the results of the Service Companies' operations.

Under the provisions of the limited partnership agreement, as amended, the Company is obligated, upon request to redeem each Common Unit held by the Other Limited Partnership Interests for shares of Weeks Corporation common stock on a one-for-one basis, or cash, at the Company's option. The Company currently anticipates that it will elect to issue common stock for Common Units presented for redemption by the Other Limited Partnership Interests in the Operating Partnership. The Other Limited Partnership Interests redemption rights are reflected in the caption "other limited partners' capital interests" in the accompanying consolidated balance sheets at the cash redemption price (computed using the Company's closing stock price as quoted on the New York Stock Exchange) at the balance sheet dates.

Additionally, the terms of the limited partnership agreement obligate the Company to contribute the net proceeds from the issuance of additional equity securities, including issuances under the Company's incentive stock plan and stock warrant agreements (see Note 5), to the Operating Partnership in exchange for Units having substantially the same economic characteristics as the equity securities issued by the Company.

Operating Partnership net profits, net losses and cash flow (after allocations to preferred ownership interests) are allocated to the partners in proportion to their common ownership interests. Cash distributions from the Operating Partnership shall be, at a minimum, sufficient to enable the Company to satisfy its annual dividend requirements to maintain its REIT status under the Code.

As of March 31, 1998, the Operating Partnership's in-service property, including one property totaling 86,000 square feet held in a 50% owned entity, portfolio consisted of 243 industrial properties, 23 suburban office properties and 5 retail properties comprising 19,872,000 square feet. The Company's primary markets and the concentration of the Operating Partnership's portfolio (based on square footage) are Atlanta, Georgia (61%), Miami, Florida (12%), Raleigh-Durham-Chapel Hill, North Carolina (11%), Nashville, Tennessee (10%), Orlando, Florida (4%), Spartanburg, South Carolina (2%) and Jacksonville, Florida (0%). In addition, 39 industrial and suburban office properties and one property expansion were under development or in lease-up and three industrial properties were under agreement to acquire as of March 31, 1998, comprising an additional 5,515,000 square feet.

2. BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the consolidated condensed financial position of the Operating Partnership and its subsidiaries at March 31, 1998, and December 31, 1997, and their results of operations and cash flows for the three months ended March 31, 1998 and 1997. The Service Companies and their subsidiaries are reflected in the accompanying consolidated condensed financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated condensed financial statements. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

The accompanying interim unaudited financial statements have been prepared by the Operating Partnership's management in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Operating Partnerhsip's audited financial statements and the notes thereto included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1997, SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" was issued prescribing new guidelines for the reporting of segment data. SFAS 131 will apply to all public, for-profit companies and will be effective for the Operating Partnership beginning with the fourth quarter and year ended December 31, 1998. The Operating Partnership was not subject to segment reporting under prior accounting standards, but may be required to provide certain segment disclosures under SFAS 131. The Operating Partnership continues to evaluate the disclosure provisions of SFAS 131 and plans to adopt SFAS 131 in its financial statements for the year ended December 31, 1998.

In March 1998, Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," was issued prescribing that internal acquisition costs relating to the acquisition of operating real estate properties should be expensed as incurred. Effective with the first quarter of 1998, the Operating Partnership implemented this new guideline, which did not have a material impact on the Operating Partnership's financial position or results of operations.

3. BORROWINGS

UNSECURED NOTES
On March 20, 1998, the Operating Partnership issued $100,000,000 of 6.875% unsecured notes due March 15, 2005. A portion of the proceeds from the unsecured notes totaling $4,566,000 was used to settle a treasury rate guarantee hedge arrangement which was entered into in September 1997 to effectively fix the interest rate on the unsecured note borrowing. The costs to settle the hedge were included in deferred financing costs and will be amortized over the life of the unsecured notes as interest expense, resulting in an effective interest rate of approximately 7.6%. The unsecured notes are subject to certain covenants, including those governing interest coverage and total leverage.

CREDIT FACILITY
The Operating Partnership has a $225,000,000 syndicated revolving credit facility (the "Credit Facility") with four banks. The Credit Facility is unsecured and can be used for development and construction, acquisitions and general corporate purposes. The entire Credit Facility is guaranteed by the Company and the Operating Partnership. Additionally, the Operating Partnerhsip is required to meet certain financial and non-financial covenants including those governing the Operating Partnership's maximum unsecured borrowings, total leverage, limitations on secured borrowings and a restriction on the amount of dividends and distributions to not more than 95% of "funds from operations," a REIT industry measure of operating performance, unless the additional amounts are necessary to maintain the Company's REIT status under the Code. The Credit Facility matures on December 31, 2000, and may be extended annually through December 31, 2002, subject to annual extension fees of 0.125%.

In prior periods, the Service Companies and Weeks Development were direct borrowers under the Credit Facility. In connection with the issuance of the unsecured notes discussed above, the Service Companies and Weeks Development refinanced their Credit Facility borrowings with intercompany loans from the Operating Partnership (see Note 4).

Interest under the Credit Facility accrues monthly at bank prime minus 0.25% or at LIBOR plus 1.05% at the election of the Operating Partnership. The weighted average interest rate on Credit Facility borrowings, excluding the effect of the interest rate swap agreements described below, was 6.8% at March 31, 1998. Fees on the unused portion of the Credit Facility are 0.15%.

Interest paid, net of amounts capitalized, totaled $5,037,000 and $5,150,000 for the three months ended March 31, 1998 and 1997, respectively. Interest costs capitalized totaled $2,162,000 and $939,000 for the three months ended March 31, 1998 and 1997, respectively.

The Operating Partnership has in place three interest rate swap agreements with a commercial bank to effectively change the interest costs on $50,000,000 of Credit Facility borrowings from the variable rates discussed above to fixed rates. The agreements, with notional principal amounts of $10,000,000, $10,000,000 and $30,000,000, mature in July 1998, July 1999 and July 2001 with effective fixed interest rates of 7.4%, 7.6% and 7.8%, respectively.

MORTGAGE NOTES PAYABLE
Mortgage notes payable at March 31, 1998 and December 31, 1997, specifically listed for notes with outstanding balances in excess of $10,000,000, consist of the following (in thousands):

-------------------------------------------------------------------------------------------
                                                             MARCH 31,         DECEMBER 31,
                                                               1998                1997
-------------------------------------------------------------------------------------------
FIXED RATE
Three mortgage notes, principal and interest
at 8.59%, due in 2010                                      $    77,843        $        --
Mortgage note, interest only at 7.13%,
due in 1999                                                     38,000             38,000
Mortgage note, principal and interest at 9.24%,
due in 2005                                                     15,745             15,800
Mortgage note, principal and interest at 9.625%,
due in 2000                                                     12,847             12,897
Mortgage note, principal and interest at 8.10%,
due in 2006                                                     11,946             12,015
Mortgage note, interest only at 7.625%,
due in 2000                                                     10,300             10,300
Other mortgage notes (26 at March 31, 1998),
principal and interest at 6.00% to 9.80%,
due in 1998 to 2012                                             96,327             97,786
VARIABLE RATE
Industrial revenue bonds, interest at 3.65% to 6.65%
at March 31, 1998, due in 2004 and 2010                          5,786              5,797
-------------------------------------------------------------------------------------------
                                                           $   268,794        $   192,595
-------------------------------------------------------------------------------------------

At March 31, 1998, fixed rate mortgage notes payable included 34 notes with a weighted average interest rate of 8.3%. The weighted average term to maturity of fixed rate mortgage notes payable was 7.0 years at March 31, 1998. Fixed rate mortgage indebtedness increased by $76,199,000 in 1998 due to the assumptions of three mortgage notes totaling $80,897,000 in connection with the Operating Partnership's building acquisitions, net of principal repayments and retirements of $4,698,000. Certain Company officers and Common Unitholders guarantee a portion of fixed rate mortgage notes.

Scheduled maturities of mortgage notes payable at March 31, 1998, are summarized as follows (in thousands):

------------------------------------------------------------
YEAR                                               AMOUNT
------------------------------------------------------------
Remainder of 1998                               $     8,730
1999                                                 52,310
2000                                                 36,872
2001                                                 12,505
2002                                                  9,462
2003 and thereafter                                 148,915
------------------------------------------------------------
                                                $   268,794
------------------------------------------------------------

4. INVESTMENTS IN AND NOTES RECEIVABLE
   FROM UNCONSOLIDATED SERVICE COMPANIES

The Operating Partnership conducts its third-party development, construction, landscape, property management and commercial brokerage businesses through the Service Companies and their subsidiaries. Additionally, the Service Companies and their subsidiaries also own land in various business parks, either directly or through ownership interests in real estate partnerships and joint ventures. The Operating Partnership intends, based on market conditions, to acquire land from Service Companies and their subsidiaries for the development of future properties. As discussed in Note 2, the Service Companies and their subsidiaries are accounted for on the equity method of accounting. Under the equity method, the Operating Partnership recognizes, in its consolidated statements of operations, its economic share (99%) of the earnings or losses of the Service Companies and their subsidiaries.

The following information summarizes the financial position, results of operations and cash flows of the Service Companies and their subsidiaries on a combined basis (in thousands):

------------------------------------------------------------------------------
                                                  MARCH 31,      DECEMBER 31,
FINANCIAL POSITION                                  1998             1997
------------------------------------------------------------------------------

ASSETS
Real estate assets                              $    11,759      $    12,403
Investments in unconsolidated entities               12,085            2,849
Receivables and other assets                         13,145           20,158

------------------------------------------------------------------------------
                                                $    36,989      $    35,410
==============================================================================

LIABILITIES AND EQUITY
Borrowings from the Operating Partnership       $    29,330      $    10,900
Credit facility borrowings                               --           16,620
Other borrowings                                      2,000            2,000
Other liabilities                                     6,704            7,513
Total equity                                         (1,045)          (1,623)

------------------------------------------------------------------------------
                                                $    36,989      $    35,410
==============================================================================

As discussed in Note 3 and effective March 17, 1998, the operations of the Service Companies and their subsidiaries are financed through line of credit borrowings from the Operating Partnership. These line of credit borrowings accrue interest at bank prime plus 1%, payable monthly, and are due on demand. Previously, these entities were financed through direct borrowings under the Credit Facility. As part of these financing arrangements, the Service Companies and their subsidiaries have agreed not to incur any additional unsecured borrowings other than through borrowings from the Operating Partnership. Borrowings from the Operating Partnership also include $10,900,000 of 12% notes due in 2004.

At March 31, 1998, the Operating Partnership's investment in and notes receivable from the Service Companies and their subsidiaries totaling $28,262,000 includes notes receivable from the Service Companies and their subsidiaries of $29,330,000 and the Operating Partnership's investment in the Subsidiaries of ($1,068,000).

--------------------------------------------------------------------------------------------
                                                       THREE MONTHS       THREE MONTHS
                                                           ENDED              ENDED
RESULTS OF OPERATIONS                                 MARCH 31, 1998     MARCH 31, 1997
--------------------------------------------------------------------------------------------
REVENUE
Construction and development fees                        $      652         $      536
Landscape                                                     1,035              1,192
Property management fees                                         55                 63
Commissions                                                     232                178
Other                                                            24                 84
--------------------------------------------------------------------------------------------
                                                              1,998              2,053
--------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Direct costs                                                    804                961
Interest expense - Operating Partnership                        391                327
Interest expense - other                                        167                 76
General and administrative                                      817                440
Other                                                            88                198
--------------------------------------------------------------------------------------------
                                                              2,267              2,002
--------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE GAINS ON SALE OF
     PROPERTIES AND EQUITY IN EARNINGS
     OF UNCONSOLIDATED ENTITIES                                (269)                51
Gain on sale of properties - third parties                      377                 --
Gain on sale of properties - Operating Partnership              142                580
Equity in earnings of unconsolidated entities                   244                279
--------------------------------------------------------------------------------------------
NET INCOME                                               $      494         $      910
--------------------------------------------------------------------------------------------
Net income attributable
     to Operating Partnership                             $     489         $      901
Interest expense - Operating Partnership                        391                327
Elimination of intercompany profits -
     Operating Partnership                                     (392)              (580)
--------------------------------------------------------------------------------------------
Equity in earnings of Service Companies                  $      488         $      648
--------------------------------------------------------------------------------------------
Distributions and interest paid
     to Operating Partnership                            $       --         $       --
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                                                       THREE MONTHS            THREE MONTHS
                                                           ENDED                   ENDED
CASH FLOWS                                            MARCH 31, 1998          MARCH 31, 1997
--------------------------------------------------------------------------------------------
Operating activities                                    $     2,105         $     (866)
Investing activities                                         (8,749)               870
--------------------------------------------------------------------------------------------
Financing activities                                          1,810                 93
--------------------------------------------------------------------------------------------

In connection with the Operating Partnership's January 1998 acquisition of a real estate portfolio in Miami, Florida (see Note 7), the Service Companies acquired a one-third interest in Codina Group, Inc. ("Codina"), a Miami-based real estate services company, for aggregate consideration of approximately $9,600,000.

5. PARTNERS' CAPITAL

In the first quarter of 1998, the Operating Partnership issued Common Units to the Company totaling 1,072,797 and 468,750 and received net proceeds of $33,100,000 and $14,100,000, respectively. The cash contributions discussed above result from the contribution by the Company of the net proceeds from the sale of Company common stock in the public equity markets. The proceeds were used to reduce the Operating Partnership's borrowings.

In February 1998, the Company contributed $1,400,000 to the Operating Partnership resulting from the Company's sale of 350,000 common stock warrants. In return, the Operating Partnership agreed to issue 350,000 Common Units to the Company in exchange for an exercise price of $32.75 per Common Unit upon the exercise of such warrants. The terms of this agreement are structured to parallel the terms of the Company's sale of 350,000 common stock warrants with an exercise price of $32.75 per common share. The Operating Partnership's obligation to issue Common Units and the Company's common stock warrants expire in February 2008.

In January 1998, the Operating Partnership paid distributions to Common Unitholders of $10,720,000 or $0.465 per Common Unit and to Preferred Unitholders of $3,000,000 of $0.50 per unit relating to fourth quarter 1997 operating results. In April 1998, the Operating Partnership paid distributions to Common Unitholders of $12,075,000 or $0.465 per Common Unit and to Preferred Unitholders $3,000,000 or $0.50 per unit relating to first quarter 1998 operating results.

6. NET INCOME PER COMMON UNIT

The Operating Partnership adopted the provisions of SFAS 128 for the year ended December 31, 1997. For the three months ended March 31, 1998 and 1997, reconciliations of income available to Common Unitholders and weighted average Common Units used in the Operating Partnership's basic and diluted net income per Common Unit computations are detailed below (in thousands, except per share data):

---------------------------------------------------------------------------------------
                                                     THREE MONTHS        THREE MONTHS
                                                         ENDED               ENDED
                                                    MARCH 31, 1998      MARCH 31, 1997
---------------------------------------------------------------------------------------
COMPUTATION OF NET INCOME PER COMMON UNIT
Net income available to Common
   Unitholders - basic and diluted                  $       7,318       $       5,058
---------------------------------------------------------------------------------------
Weighted average Common Units - basic                      24,868              18,605
Dilutive securities -
   Stock options                                              195                 235
---------------------------------------------------------------------------------------
Weighted average Common Units - diluted                    25,063              18,840
---------------------------------------------------------------------------------------
NET INCOME PER COMMON UNIT
   Basic                                            $        0.29       $        0.27
   Diluted                                                   0.29                0.27
---------------------------------------------------------------------------------------

Basic net income per Common Unit for the periods presented was computed by dividing income available to Common Unitholders by the weighted average number of Common Units outstanding during the period. Diluted net income per Common Unit was computed based on the dilutive effect of the Company's stock options outstanding. Common Units issuable upon the exercise of outstanding Company common stock warrants were not dilutive for the three months ended March 31, 1998.


Previously reported net income per Common Unit under prior accounting standards was equal to basic net income per Common Unit under SFAS 128.

7. ACQUISITIONS

On January 9, 1998, the Operating Partnership acquired a 2,477,000 square foot, 24-building portfolio and approximately five acres of land subject to ground leases in Miami, Florida. Aggregate acquisition consideration of approximately $175,200,000, including closing costs and acquisition expenses, consisted of the issuance of $28,310,000 of Common Units, the assumption of $78,033,000 of mortgage indebtedness (see Note 3), the assumption of certain other liabilities in excess of certain other assets of approximately $4,224,000, and cash of approximately $64,633,000 funded through Credit Facility borrowings. In connection with the acquisition, the Operating Partnership has also agreed, subject to customary closing conditions and the completion of due diligence procedures, to acquire a 90,000 square foot building under development for approximately $5,100,000 and approximately nine acres of adjacent, undeveloped land for approximately $4,000,000.

Additionally, in the first quarter of 1998, the Operating Partnership acquired two industrial buildings under development totaling approximately 102,800 square feet for approximately $4,400,000. The aggregate acquisition consideration was comprised of the issuance of $1,514,000 of Common Units and $2,886,000 of cash, used to fund the assumption and repayment of indebtedness, closing costs and acquisition expenses, funded through Credit Facility borrowings.

In April 1998, the Operating Partnership contracted to acquire nine industrial buildings, totaling approximately 1,923,000 square feet, and 67.9 acres of undeveloped land located in Dallas/Ft. Worth, Texas. The aggregate acquisition consideration of approximately $88,500,000 will be paid in cash, funded through Credit Facility borrowings. The acquisition is expected to close in two phases, the first in June 1998 and the second in September 1998, and is subject to customary closing conditions and the completion of due diligence procedures.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying consolidated condensed financial statements and notes thereto, included elsewhere herein. In addition to historical information, management's discussion and analysis and other statements issued or made from time to time by the Operating Partnership or its representatives contain statements which may constitute "Forward-looking Statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, each as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996). Those statements include statements regarding the intent, belief or current expectations of the Operating Partnership and members of its management team as well as the assumptions on which such statements are based. Any such Forward-looking Statements are not guarantees of future performance and the Operating Partnership's actual results could differ materially from those set forth in such Forward-looking Statements. Factors currently known to management that could cause actual results to differ materially from those set forth in such Forward-looking Statements include general economic conditions, local real estate conditions, timely re-leasing of occupied square footage upon expiration, interest rates, availability of equity and debt financing, current construction schedules, the status of lease negotiations with potential tenants, the satisfactory completion of due diligence procedures and other risks detailed from time to time in the Operating Partnership's filings with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. The Operating Partnership undertakes no obligation to update or revise Forward-looking Statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

GENERAL
The Operating Partnership and its subsidiaries own, operate, develop, construct, acquire and manage industrial and suburban office buildings in the southeast United States. The Operating Partnership and its subsidiaries conduct substantially all of the on-going operations of Weeks Corporation (the "Company"), a publicly-traded company which operates as a self -administered and self-managed REIT. The Operating Partnership was formed and capitalized with the proceeds from the Company's Initial Public Offering in August 1994 and succeeded to substantially all of the interests in certain land and industrial and suburban office buildings under common ownership and the development, landscape and property management businesses of the predecessors to the Operating Partnership and the Company. For a further description of the Operating Partnership, see Note 1 to the consolidated condensed financial statements.

RESULTS OF OPERATIONS
Operating information relating to the Operating Partnership's properties for the three months ended March 31, 1998 and 1997, is summarized below (in thousands):

----------------------------------------------------------------------------------------------------------
                                                THREE MONTHS            THREE MONTHS
                                                    ENDED                   ENDED                     %
                                               MARCH 31, 1998          MARCH 31, 1997              CHANGE
---------------------------------------------------------------------------------------------------------
Rental revenues                                  $    28,345            $    17,400                62.9%
Tenant reimbursements                                  3,960                  2,157                83.6%
---------------------------------------------------------------------------------------------------------
Property operating revenues                           32,305                 19,557                65.2%
---------------------------------------------------------------------------------------------------------
Operating, maintenance and
   management expenses                                 4,721                  2,515                87.7%
Real estate taxes                                      2,746                  1,699                61.6%
Depreciation and amortization                          8,361                  5,344                56.5%
---------------------------------------------------------------------------------------------------------
Property operating expenses                           15,828                  9,558                65.6%
---------------------------------------------------------------------------------------------------------
Property operating revenues less
   property operating expenses                   $    16,477            $     9,999                64.8%
---------------------------------------------------------------------------------------------------------

Period to period comparisons of property operating revenues and expenses for 1998 and 1997 are discussed herein using the categories "core properties," "development properties" and "acquisition properties." Core properties are defined as properties which were stabilized and operating as of January 1, 1997. The Operating Partnership defines a property as stabilized upon the earlier of substantial lease-up or one year from building shell completion. Development properties reflect properties completed and stabilized, and acquisition properties are properties acquired, subsequent to January 1, 1997.

For the comparable three months ended March 31, 1998 and 1997, operating results of the core properties, representing 191 properties totaling approximately 13,474,000 square feet, are summarized below (in thousands):

---------------------------------------------------------------------------------------------------------
                                                THREE MONTHS            THREE MONTHS
                                                    ENDED                   ENDED                     %
                                               MARCH 31, 1998          MARCH 31, 1997              CHANGE
---------------------------------------------------------------------------------------------------------
Rental revenues                                $      17,791            $    17,251                 3.1%
Tenant reimbursements                                  2,222                  2,132                 4.2%
---------------------------------------------------------------------------------------------------------
Property operating revenues                           20,013                 19,383                 3.3%
---------------------------------------------------------------------------------------------------------
Operating, maintenance and
   management expenses                                 2,596                  2,456                 5.7%
Real estate taxes                                      1,686                  1,650                 2.2%
Depreciation and amortization                          5,472                  5,275                 3.7%
---------------------------------------------------------------------------------------------------------
Property operating expenses                            9,754                  9,381                 4.0%
---------------------------------------------------------------------------------------------------------
Property operating revenues less
   property operating expenses                 $      10,259                 10,002                 2.6%
---------------------------------------------------------------------------------------------------------
Average occupancy                                      95.2%                  96.1%
---------------------------------------------------------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THREE MONTHS ENDED MARCH 31, 1998, TO THE THREE MONTHS ENDED MARCH 31, 1997

Property operating revenues (rental revenue plus tenant reimbursements) increased $12,748,000 or 65.2% between periods. Of this increase, $8,531,000, $3,587,000 and $630,000 were attributable to acquisition, development and core properties, respectively. The increases relating to acquisition and development properties were due to the acquisition of 62 properties (37 in 1997 and 25 in 1998) totaling approximately 4,662,000 square feet and the stabilization of 17 development properties (14 in 1997 and 3 in 1998) and two property expansions (both in 1997) totaling approximately 1,650,000 square feet. Property operating expenses increased $6,270,000 or 65.6% between periods due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

Property operating revenues from core properties increased 3.3% despite the impact of lost property operating revenues of approximately $73,000 from the sale of a 96,000 square foot building in April 1997 and a decrease in overall average occupancy. Adjusted for the building sale discussed above, property operating revenues from core properties increased approximately 3.6%. This increase was due to both rental rate and reimbursement increases between periods. Property operating expenses increased 4.0% due primarily to increased utilities and maintenance expenses in 1998. Property operating revenues less property operating expenses from core properties increased 3.3%, exclusive of depreciation and amortization expense and after adjusting for the building sale discussed herein.

Interest expense increased by $810,000 or 15.3% from $5,292,000 for the three months ended March 31, 1997, to $6,102,000 for the three months ended March 31, 1998, due primarily to increased mortgage interest of $1,424,000 related to mortgage debt assumed in connection with certain of the Operating Partnership's 1997 and 1998 property acquisitions, offset by reduced interest expense on unsecured Credit Facility and note borrowings due primarily to lower average borrowings in 1998 compared to 1997.

Operating Partnership general and administrative expenses increased by $403,000 or 46.0% from $877,000 for the three months ended March 31, 1997, to $1,280,000 for the three months ended March 31, 1998, due primarily to increased personnel and related costs associated with the Operating Partnership's southeast expansion. As a percentage of total revenue, general and administrative expenses decreased from 4.4% in the first quarter of 1997 to 3.9% in the first quarter of 1998.

Interest income increased $41,000 or 17.2% from $238,000 for the three months ended March 31, 1997 to $279,000 for the three months ended March 31, 1998, due primarily to increased real estate loan balances between periods.

Equity in earnings of unconsolidated service companies represents the Operating Partnership's 99% economic interest in the earnings of the Service Companies and their subsidiaries after the elimination of interest expense and intercompany profits to the Operating Partnership (see Note 4 to the consolidated condensed financial statements). Equity in earnings of the Service Companies and their subsidiaries decreased by $160,000 or 24.7% from $648,000 for the three months ended March 31, 1997 to $488,000 for the three months ended March 31, 1998 due to lower net profits from the Operating Partnership's third-party service businesses which were offset somewhat by increased profits from land sales in 1998. Equity in earnings of unconsolidated real estate entities of $68,000 in 1998 represents the Operating Partnership's 50% share of earnings from a single building equity investment.

LIQUIDITY AND CAPITAL RESOURCES
The Operating Partnership continues to generate increasing cash flows from operations. Cash provided by operating activities increased from $9,562,000 for the three months ended March 31, 1997, to $15,938,000 for the three months ended March 31, 1998, due primarily to the growth in the Operating Partnership's operating income resulting from 17 development properties (14 in 1997 and 3 in 1998) and two property expansions (both in 1997) stabilized and from 62 buildings acquired (37 in 1997 and 25 in 1998).

The Operating Partnership's net cash flow from operations is currently sufficient to meet the Operating Partnership's current operational needs and to satisfy the Operating Partnership's current quarterly distributions on both its common and preferred units, which are structured to ensure that the Company can satisfy the dividend requirements necessary to maintain its status as a REIT. Management believes that operating cash flows will continue to be adequate to fund these requirements in 1998.

In the first quarter of 1998, the Operating Partnership invested $107,947,000 of cash in property acquisition, development and construction activities. This compares to $19,565,000 for the same three month period in 1997. This increased cash investment activity primarily reflects increased cash component of the Operating Partnership's building acquisition activity of approximately $64,600,000 with the remaining increase due to increased development and land acquisition activity.

Financing for the Operating Partnership's property investment activities primarily consisted of $94,141,000 of net proceeds of unsecured note borrowings and of $50,071,000 from common equity contributions from the Company in the first quarter of 1998, offset somewhat by reduced Credit Facility borrowings, compared primarily to Credit Facility borrowing increases in 1997. The debt and equity components of the Operating Partnership's ongoing financing strategy may differ based upon market conditions.

In addition to its operating cash flow, the Operating Partnership has a $225,000,000 unsecured revolving Credit Facility with a syndicated bank group (see Note 3 to the consolidated condensed financial statements), which may be used, among other things, to meet its operational obligations and to fund the distributions necessary for the Company to meet its annual REIT dividend requirements. The Operating Partnership currently intends to finance its development, construction and acquisition activities primarily through borrowings under the Credit Facility, and to periodically refinance Credit Facility borrowings with longer term debt or equity. As of March 31, 1998, the Operating Partnership had available capacity under the Credit Facility of approximately $157,055,000.

The Operating Partnership believes it has adequate liquidity, borrowing capacity and sources of capital, including available capacity under its existing Credit Facility and capacity of approximately $750,000,000 under a recently filed universal shelf registration statement, to meet its current operational requirements, to fund annual principal repayments under existing mortgage notes payable, and to fund its current development and acquisition activity. It is management's expectation that the Operating Partnership will continue to have access to the additional capital resources necessary to further expand and develop its business and to refinance mortgage notes payable as they mature. These resources include the expansion of the available borrowing capacity under the Credit Facility and other forms of debt and equity financing, in both public and private markets. The Operating Partnership has unsecured investment grade public debt ratings which may assist it in accessing the public debt market in future periods. Future development and acquisition activities will be undertaken by the Operating Partnership only as suitable opportunities arise. Such activities are not expected to be undertaken unless adequate sources of financing are available and a satisfactory budget with an appropriate return on investment has been internally approved. The Operating Partnership maintains staffing levels sufficient to meet its existing construction and leasing activities and capitalizes a portion of the costs relating to these activities to development projects and leasing transactions, respectively. If market conditions warrant, the Operating Partnership may adjust staffing levels to avoid a negative impact on the Operating Partnership's results of operations.

Total consolidated debt amounted to $436,739,000 at March 31, 1998, including borrowings under the Credit Facility of $67,945,000, mortgage notes payable of $268,794,000 and unsecured notes of $100,000,000. Of the $268,794,000 of mortgage indebtedness, $263,008,000 is fixed rate and $5,786,000 is variable rate. The weighted average interest rate on the Operating Partnership's fixed rate mortgage debt was 8.3% and on its variable rate mortgage debt was 4.0% at March 31, 1998. The weighted average interest rate under the Credit Facility at March 31, 1998, (excluding the effect of the interest rate swap agreements described below) was 6.8%. The weighted average effective interest rate on the Operating Partnership's fixed rate unsecured notes was 7.6% at March 31, 1998 (see Note 3). The Operating Partnership has in place interest rate swap agreements to fix the Operating Partnership's interest costs on $50,000,000 of the Operating Partnership's Credit Facility borrowings. The weighted average effective interest rate under the fixed swap arrangements is approximately 7.7%. If interest rates under the Credit Facility, in excess of the $50,000,000 discussed herein, and under the Operating Partnership's variable rate mortgage debt, fluctuated by 1%, interest costs to the Operating Partnership, before capitalization of interest, if any, based on outstanding borrowings at March 31, 1998, would increase or decrease by approximately $250,000 on an annualized basis.

Based on the outstanding balance of mortgage notes payable at March 31, 1998, the weighted average interest rates on the mortgage notes with a final maturity in each of the next five years were 8.8% in 1998, 7.4% in 1999, 8.7% in 2000, 7.4% in 2001 and 8.2% in 2002.

At March 31, 1998, the Operating Partnership's mortgage debt on its consolidated properties was $268,794,000. Including Credit Facility borrowings of $67,945,000, unsecured note borrowings of $100,000,000 and $2,000,000 of other notes payable of unconsolidated entities, the total debt obligations of the Operating Partnership and its unconsolidated entities were $438,739,000 or 30% of total market capitalization (assuming the exchange of all Common Units for shares of common stock). At March 31, 1998 (based on the closing price of the common stock of the Company of $32.6875 on March 31, 1998), the 26,118,317 Common Units outstanding would have a total market value of $853,742,000, the 6,000,000 preferred units outstanding would have a total market value of $150,000,000 (based on the closing price the Company's preferred stock of $25.00 on March 31, 1998) and the 350,000 Common Units issuable upon the exercise of the Company's common stock warrants outstanding would have an estimated market value of $1,400,000, resulting in a total equity value of $1,005,142,000.

CURRENT DEVELOPMENT AND ACQUISITION ACTIVITY
At March 31, 1998, the Operating Partnership had committed development and acquisitions totaling approximately $288,018,000, representing 42 buildings and one property expansion totaling 5,515,000 square feet. Including new acquisition and development activity, net of closed acquisitions and the stabilization of development properties, between April 1, 1998 and May 12, 1998, the Operating Partnership had, at May 12, 1998, committed development and acquisitions totaling approximately $425,321,000, representing 63 buildings and one property expansion totaling 8,356,000 square feet. Properties under agreement to acquire as of May 12, 1998, consisted of 14 buildings, totaling 2,390,000 square feet, with a total expected cost of approximately $107,795,000. Development properties as of May 12, 1998, consisted of 49 buildings and one property expansion, totaling 5,966,000 square feet, with a total expected cost of approximately $317,526,000.

It is expected that such development and acquisition properties will stabilize or be acquired as detailed below:

--------------------------------------------------------------------------------
                                                  Square           Estimated
Year                               Buildings       Feet              Cost (a)
--------------------------------------------------------------------------------
1998                                  27         4,231,000     $  198,076,000
1999                                  34         3,926,000        212,902,000
2000                                   2           199,000         14,343,000
--------------------------------------------------------------------------------
                                      63         8,356,000     $  425,321,000
--------------------------------------------------------------------------------
(a) For development properties, represents the entire estimated cost of the property at the estimated stabilization date.

In addition, the Operating Partnership has committed, subject to closing conditions and the updating of due diligence procedures, to acquire development land totaling $19,077,000 over various periods ranging up to five years.

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

The information provided above includes Forward-looking Information about expected property acquisitions or stabilizations that is based on current construction schedules, the status of lease negotiations with potential tenants, the successful completion of due diligence procedures and other relevant factors currently available to the Operating Partnership. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such Forward-looking Information.

SUPPLEMENTAL DISCLOSURE OF FUNDS FROM OPERATION
The Operating Partnership believes that funds from operations provides an additional indicator of the financial performance of the Operating Partnership. Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to mean net income (loss) determined in accordance with generally accepted accounting principles ("GAAP") excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real property, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. Funds from operations is influenced not only by the operations of the properties, but also by the capital structure of the Operating Partnershp. Accordingly, the Company expects that funds from operations will be one of the factors considered by its Board of Directors in determining the amount of cash distributions the Operating Partnership will pay to its unitholders. The Operating Partnership computes funds from operations under the current NAREIT definition by subtracting from net income the dividends to preferred unitholders before making an adjustment for the non-cash items described above. Funds from operations does not represent cash flow from operating, investing and financing activities as defined by GAAP, which are discussed under "Liquidity and Capital Resources" in this section. Additionally, funds from operations does not measure whether cash flow is sufficient to fund all cash flow needs, including principal amortization, capital expenditures and dividends to shareholders, and should not be considered as an alternative to net income for purposes of evaluating the Operating Partnership's operating performance or as an alternative to cash flow, as defined by GAAP, as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies calculate funds from operations in the same manner. However, the Operating Partnership's funds from operations is comparable to the funds from operations of real estate companies that use the current NAREIT definition.

The Operating Partnership's calculation of funds from operations follows the guidelines issued by NAREIT, including the recognition of rental income on the "straight-line" basis consistent with its treatment in the Operating Partnership's statement of operations under GAAP. The "straight-line" rental adjustment increased rental revenues by $251,000 and $150,000 for the three months ended March 31, 1998 and 1997, respectively. In accordance with the NAREIT guidelines, the Operating Partnership excludes gains or losses on sales of operating (previously depreciated) real estate assets in calculating funds from operations, but includes gains or losses on sales of undepreciated assets
(land) that are of a recurring nature. Pre-tax gains on land sales are included in funds from operations in the amount of $419,000 and $290,000 for the three months ended March 31, 1998 and 1997, respectively.

For the three months ended March 31, 1998, funds from operations increased by $5,282,000 or 50.7% to $15,694,000 compared to funds from operations of $10,412,000 for the three months ended March 31, 1997. Funds from operations for the three months ended March 31, 1998 and 1997 are detailed below (in thousands):

----------------------------------------------------------------------------------------------
                                                            THREE MONTHS         THREE MONTHS
                                                                ENDED                ENDED
                                                           MARCH 31,  1998      MARCH 31, 1997
----------------------------------------------------------------------------------------------
Net income available to Common Unitholders                   $     7,318         $     5,058
Depreciation and amortization                                      8,361               5,344
Depreciation and amortization - unconsolidated entities               15                  10
----------------------------------------------------------------------------------------------
Funds from operations available to Common Unitholders        $    15,694         $    10,412
----------------------------------------------------------------------------------------------
Weighted average Common Units
     Basic                                                        24,868              18,605
     Diluted(1)                                                   25,063              18,840
----------------------------------------------------------------------------------------------

(1) Represents the weighted average Common Units outstanding and the dilutive effect of outstanding stock options. Common stock equivalents related to outstanding stock options totaled 195,000 and 235,000 for the three months ended March 31, 1998 and 1997, respecively. Common Units issuable upon the exercise of outstanding Company common stock warrants were not dilutive for the three months ended March 31, 1998.

SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES AND LEASING COSTS
The following table details the Operating Partnership's capital expenditures and leasing costs for the three months ended March 31, 1998 and 1997 (in thousands):

----------------------------------------------------------------------------------------
                                                        THREE MONTHS       THREE MONTHS
                                                            ENDED              ENDED
                                                       MARCH 31, 1998     MARCH 31, 1997
----------------------------------------------------------------------------------------
Building acquisitions(1)(2)                              $   179,581       $    17,698
Development and land acquisition activity(3)(4)               60,380            20,591
Non-revenue-producing building
    improvements                                                 378                96
Tenant improvement and leasing costs
    on second-generation leases(5)                             1,827               933
----------------------------------------------------------------------------------------
                                                         $   242,166       $    39,318
----------------------------------------------------------------------------------------

(1) Building acquisitions in 1998 included two buildings acquired while still under development. One of these buildings was stabilized at March 31, 1998.
(2) Reflects aggregate acquisition costs including the assumption of indebtedness of $80,897,000, the issuance of $29,824,000 of Common Units and other assumed liabilities, net of other assets, of $4,224,000 in the three months ended March 31, 1998 and the assumption of indebtedness of $3,750,000 and the issuance of $13,946,000 of Common Units in the three months ended March 31, 1997.
(3) Includes first-generation leasing costs on stabilized development properties totaling $543,000 and $1,097,000 in the three months ended March 31, 1998 and 1997, respectively.
(4) Reflects aggregate development and leasing costs net of the settlement of real estate loans of $7,898,000, the issuance of $6,299,000 of Common Units and exclusive of the increase in construction payables of $3,727,000 in the three months ended March 31, 1998 and the assumption of indebtedness of $610,000, the issuance of Common Units of $388,000 and exclusive of the decrease in construction payables of $595,000 in the three months ended March 31, 1997.
(5) Includes second-generation leasing costs totaling $807,000 and $557,000 in the three months ended March 31, 1998 and 1997, respectively.

The following table summarizes by period the Operating Partnership's capitalized tenant improvement and leasing costs incurred in the renewal or re-leasing of previously occupied space for the three months ended March 31, 1998, and the year ended December 31, 1997, respectively. The information detailed below is presented based on the date the tenants occupy the leased space.

CAPITALIZED TENANT IMPROVEMENTS AND LEASING COSTS

--------------------------------------------------------------------------------------------------------
                                                                        THREE MONTHS          YEAR
--------------------------------------------------------------------------------------------------------
                                                                            ENDED             ENDED
(IN THOUSANDS, EXCEPT PER SQUARE FOOT INFORMATION)                     MARCH 31, 1998     DEC. 31, 1997
--------------------------------------------------------------------------------------------------------
INDUSTRIAL PROPERTIES
    RE-LEASING
      Square feet re-leased                                                    470            1,073
      Capitalized tenant improvements and leasing commissions            $   1,246        $   2,276
      Capitalized tenant improvements and leasing commissions
        per square foot                                                  $    2.65        $    2.12
    RENEWAL
      Square feet renewed                                                      422            2,358
      Capitalized tenant improvements and leasing commissions            $     304        $   1,392
      Capitalized tenant improvements and leasing commissions
        per square foot                                                  $    0.72        $    0.59
    TOTAL
      Square feet                                                              892            3,431
      Capitalized tenant improvements and leasing commissions            $   1,550        $   3,668
      Capitalized tenant improvements and leasing commissions
        per square foot                                                  $    1.74        $    1.07
--------------------------------------------------------------------------------------------------------

SUBURBAN OFFICE PROPERTIES
    RE-LEASING
      Square feet re-leased                                                     29               69
      Capitalized tenant improvements and leasing commissions            $      64        $     493
      Capitalized tenant improvements and leasing commissions
        per square foot                                                  $    2.19        $    7.11
    RENEWAL
      Square feet renewed                                                       51              134
      Capitalized tenant improvements and leasing commissions            $       4        $     267
      Capitalized tenant improvements and leasing commissions
        per square foot                                                  $    0.09        $    1.99
    TOTAL
      Square feet                                                               80              203
      Capitalized tenant improvements and leasing commissions            $      68        $     760
      Capitalized tenant improvements and leasing commissions
        per square foot                                                  $    0.86        $    3.74
--------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF TENANT AND LEASE EXPIRATION INFORMATION

TENANTS
As of March 31, 1998, the Operating Partnership's properties were leased to 867 tenants including local, regional, national and international companies. The Operating Partnership's 30 largest tenants (measured by annualized base rent for leases in place in stabilized properties and in properties under development or in lease-up where tenants were paying rent at March 31, 1998) occupy a total of approximately 4,685,000 square feet and represent 24.8% of the annualized base rent as shown in the table below.

30 LARGEST TENANTS MEASURED BY ANNUALIZED BASE RENT

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                      % OF TOTAL
                                                  SQUARE            NUMBER         ANNUALIZED         ANNUALIZED
RANK TENANT                                        FEET           OF LEASES       BASE RENT(1)        BASE RENT(1)     STATE
-----------------------------------------------------------------------------------------------------------------------------
   1   Northern Telecom, Inc. (2)                  416,271             9            $3,085,968            2.5%         NC,TN
   2   Scientific Atlanta, Inc.                    600,413            11             2,693,337            2.2%          GA
   3   IKON Office Solutions, Inc.                 170,000             3             1,422,900            1.2%          GA
   4   GTE Mobilnet Service Corporation            126,124             3             1,351,146            1.1%         GA,NC
   5   360 Communications                          114,476             7             1,284,996            1.1%          NC
   6   Radian International LLC                     90,159             2             1,173,802            1.0%          NC
   7   Tech Data Corporation                       138,996             1             1,009,111            0.8%          FL
   8   Square D Company                            102,262             2               992,016            0.8%         TN,FL
   9   Honeywell, Inc.                              70,016             3               963,953            0.8%          GA
  10   PPD Pharmaco, Inc.                           89,130             5               934,271            0.8%          NC
  11   DeVry Inc.                                   64,981             1               928,269            0.8%          GA
  12   The Athlete's Foot Group, Inc.              162,651             1               897,155            0.7%          GA
  13   Ingram-Micro, Inc.                          193,973             4               887,002            0.7%         GA,FL
  14   Fisher Scientific Company                   223,219             1               875,019            0.7%          GA
  15   Merisel, Inc.                               142,487             2               858,973            0.7%          FL
  16   Tridom Corporation                          117,403             4               831,892            0.7%          GA
  17   National Data Corporation                    50,283             4               786,777            0.6%          GA
  18   Data General Corporation                     86,000             1               775,720            0.6%          GA
  19   Saab Cars U.S.A., Inc.                       63,625             3               749,509            0.6%          GA
  20   Reckitt & Colman, Inc.                      313,900             2               733,120            0.6%          GA
  21   AT&T Corp.                                   62,271             4               721,880            0.6%       GA,TN,NC
  22   Quadram Corp./Intelligent Systems           137,100             1               719,775            0.6%          GA
  23   Best Buy Stores, L.P.                       222,643             1               703,552            0.6%          GA
  24   United Healthcare Services, Inc.             72,991             2               699,856            0.6%         GA,SC
  25   Ahlstrom Recovery, Inc.                      62,893             2               681,698            0.6%          GA
  26   Sally Foster, Inc.                          197,200             2               673,237            0.6%          SC
  27   Eastman Kodak Company                        31,517             1               669,736            0.6%          FL
  28   Vanstar Corporation                          86,880             4               668,124            0.6%          GA
  29   Yokohama Tire Corporation                   252,092             1               665,383            0.5%          GA
  30   Auto-Lok, Inc.                              222,900             2               658,877            0.5%          GA
-----------------------------------------------------------------------------------------------------------------------------
                                                 4,684,856            89        $   30,097,054           24.8%
-----------------------------------------------------------------------------------------------------------------------------

(1) Annualized cash base rent net of rental concessions, if any, based on leases in place for stabilized properties and in properties under development or in lease-up where tenants were paying rent as of March 31, 1998.

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

LEASE EXPIRATIONS
The following tables show scheduled lease expirations for the Operating Partnership's total property portfolio, for its industrial property portfolio and for its suburban office portfolio, respectively, based on leases under which tenants were paying rent in both stabilized and pre-stabilized properties as of March 31, 1998, assuming no exercise of renewal options or termination rights, if any:

---------------------------------------------------------------------------------------------------
                                      SQUARE                           ANNUALIZED       % OF TOTAL
                      YEAR OF          FEET         % OF TOTAL        BASE RENT(1)      ANNUALIZED
                    EXPIRATION    (IN THOUSANDS)    SQUARE FEET      (IN THOUSANDS)    BASE RENT(1)
---------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO
                       1998            3,251           16.4%         $    17,835            14.1%
                       1999            2,170           10.9%              13,692            10.8%
                       2000            3,376           17.0%              20,527            16.2%
                       2001            2,026           10.2%              12,680            10.0%
                       2002            2,677           13.5%              22,002            17.4%
                       2003            1,278            6.4%              11,326             9.0%
                       2004            1,218            6.1%               7,714             6.1%
                       2005              997            5.0%               3,489             2.8%
                       2006              668            3.4%               3,616             2.9%
                       2007            1,157            5.8%               7,454             5.9%
                       2008              267            1.3%               1,061             0.8%
                       2009               20            0.1%                 157             0.1%
                       2010               65            0.3%                  90             0.1%
                       2011              350            1.8%               1,784             1.4%
                  2012 and later         303            1.8%               3,112             2.4%
---------------------------------------------------------------------------------------------------
                                      19,823(2)       100.0%         $   126,539           100.0%
---------------------------------------------------------------------------------------------------
INDUSTRIAL PROPERTIES
                       1998            3,054           17.0%         $    15,051            14.9%
                       1999            2,023           11.3%              12,014            11.9%
                       2000            3,172           17.7%              17,671            17.5%
                       2010            1,914           10.7%              11,094            11.0%
                       2002            2,280           12.7%              15,204            15.1%
                       2003            1,038            5.8%               7,483             7.4%
                       2004            1,106            6.2%               5,839             5.8%
                       2005              966            5.4%               3,029             3.0%
                       2006              647            3.6%               3,247             3.2%
                       2007            1,101            6.1%               6,864             6.8%
                       2008              260            1.4%               1,061             1.1%
                       2009               20            0.1%                 157             0.2%
                       2010                0            0.0%                   0             0.0%
                       2011              294            1.6%               1,704             1.7%
                  2012 and later          87            0.4%                 579             0.4%
---------------------------------------------------------------------------------------------------
                                      17,962          100.0%         $   100,997           100.0%
---------------------------------------------------------------------------------------------------
                                                                (TABLE CONTINUED ON FOLLOWING PAGE)

---------------------------------------------------------------------------------------------------
                                      SQUARE                           ANNUALIZED       % OF TOTAL
                      YEAR OF          FEET         % OF TOTAL        BASE RENT(1)      ANNUALIZED
                    EXPIRATION    (IN THOUSANDS)    SQUARE FEET      (IN THOUSANDS)    BASE RENT(1)
---------------------------------------------------------------------------------------------------
SURBURBAN
OFFICE PROPERTIES
                       1998              182           12.7%         $     2,550            11.5%
                       1999               99            6.9%               1,256             5.7%
                       2000              152           10.6%               2,298            10.3%
                       2001              108            7.5%               1,531             6.9%
                       2002              395           27.5%               6,739            30.3%
                       2003              233           16.2%               3,696            16.6%
                       2004              104            7.3%               1,700             7.7%
                       2005               26            1.8%                 382             1.7%
                       2006               17            1.2%                 309             1.4%
                       2007               56            3.9%                 590             2.7%
                       2008                0            0.0%                   0             0.0%
                       2009                0            0.0%                   0             0.0%
                       2010                0            0.0%                   0             0.0%
                       2011                0            0.0%                   0             0.0%
                  2012 and later          66            4.4%               1,166             5.2%
---------------------------------------------------------------------------------------------------
                                       1,438          100.0%         $    22,217           100.0%
---------------------------------------------------------------------------------------------------

(1) Annualized base rent represents the annualized monthly base rental at the time of lease expiration.

(2) The total square footage as of March 31, 1998, is comprised of approximately 19,084,317 square feet of leases in in-service properties, and approximately 738,385 square feet of leases in properties under development or in lease-up where tenants are paying rent as of March 31, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1997, SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" was issued prescribing new guidelines for the reporting of segment data. SFAS 131 will apply to all public, for-profit companies and will be effective for the Operating Partnership beginning with the fourth quarter and year ended December 31, 1998. The Operating Partnership is reporting under prior accounting standards, but may be required to provide certain segment disclosures under SFAS 131. The Operating Partnership continues to evaluate the disclosure provisions of SFAS 131 and plans to adopt SFAS 131 in its financial statements for the year ended December 31, 1998.

In March 1998, Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisition," was issued prescribing that internal acquisition costs relating to the acquisition of operating real estate properties should be expenses as incurred. Previously, the Operating Partnership capitalized such costs to its acquisition properties. The implementation of this new guideline will not have a material impact on the Operating Partnership's financial statements.

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

OTHER MATTERS
The Operating Partnership continues to assess the potential impact of the year 2000 on the processing of date-sensitive information by the Operating Partnership's hardware and software information systems. The year 2000 issue is the result of many computer programs recognizing a date ending with "00" as the year 1900 rather than the year 2000, causing potential system failures or miscalculations which could result in disruptions of normal business operations. The Operating Partnership's primary financial and operating systems are supplied by third-party suppliers. Based on communications with third-party suppliers, evaluations of third-party systems and internal assessments of in-house information systems, the costs of addressing potential year 2000 issues are not expected to have a material adverse impact on the Operating Partnership's financial position, results of operations or cash flows in future periods. In fact, most of the Operating Partnership's software systems are either currently year 2000 compliant or will be compliant well in advance of January 1, 2000. However, such conclusions are based upon communications, evaluations and assessments to date, and if future negative events occur which can not be resolved in a timely manner, it could results in material financial risk to the Operating Partnership. The Operating Partnership plans to allocate the time and resources necessary to timely resolve any significant year 2000 issues.

PART II -OTHER INFORMATION
ITEM 2 - CHANGE IN SECURITIES

     During the three months ended March 31, 1998, the Operating Partnership issued a total of 1,188,105 Common Units, in full or partial consideration for the acquisition of real estate properties. The aggregate value of the properties acquired by the Operating Partnership in exchange for such Common Units was approximately $36,208,000. Common Units are convertible by their holders into shares of Company common stock on a one-for-one basis, or into cash, at the Company's option. The Common Units were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the acquisition agreements. Certain of these Common Units are subject to registration rights and lock-up agreements which generally restrict the disposition of the Common Units until the designated lock-up periods expire.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits

          11.1 - Computation of net income per Common Unit.

          27.1 - Financial data schedule.

     (b) Reports on Form 8-K

          Form 8-K dated January 9, 1998 and filed on January 23, 1998, amended by Form 8-K/A dated January 9, 1998 and filed on February 18, 1998, reporting the acquisition of real estate properties on January 9, 1998.

          Form 8-K dated February 17, 1998 and filed on February 18, 1998, reporting the acquisition of operating real estate properties from NWI Warehouse Group, L.P. and Lichtin Properties, Inc.

          Form 8-K dated February 18, 1998 and filed on February 18, 1998, reporting restated earnings per share data under Statement of Financial Accounting Standards No. 128.

          Form 8-K dated February 18, 1998 and filed on February 20, 1998, filing certain exhibits relating to the Company's common stock offering in February 1998.

          Form 8-K dated March 11, 1998 and filed on March 12, 1998, reporting results of operations for the three months and year ended December 31, 1997.

          Form 8-K dated March 17, 1998, and filed on March 20, 1998, filing certain exhibits relating to the Operating Partnership's unsecured note offering in March 1998.

          Form 8-K dated March 24, 1998, and filed on March 27, 1998, filing certain exhibits relating to the Company's common stock offering in March 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WEEKS REALTY, L.P.
                                  ----------------------------------------
                                  (Registrant)

                                  By:  Weeks GP Holdings, Inc.,
                                       as General Partner


May 14, 1998                      /s/ A. R. Weeks, Jr.
                                  ----------------------------------------
                                  A. R. Weeks, Jr.
                                  Chairman of the Board and
                                  Chief Executive Officer



May 14, 1998                      /s/ David P. Stockert
                                  ----------------------------------------
                                  David P. Stockert
                                  Senior Vice President and
                                  Chief Financial Officer

                                  EXHIBIT INDEX

    Exhibit No.          Description                                  Page No.
------------------------------------------------------------------------------
       11.1            Computation of net income per Common Unit
       27.1            Financial data schedule