Form 10-Q
period 1998-06-30
WEEKS REALTY L P
filed 1998-08-14
CIK 930082

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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
--------------------------------------------------------------------------------

 ITEM 1. FINANCIAL STATEMENTS
         Consolidated Condensed Balance Sheets
         at June 30, 1998 and December 31, 1997..........................   3

         Consolidated Condensed Statements of Operations
         for the three and six months ended June 30, 1998 and 1997.......   4

         Consolidated Condensed Statements of Cash Flows
         for the six months ended June 30, 1998 and 1997.................   5

         Notes to Consolidated Condensed Financial
         Statements......................................................   6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................  17

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

 ITEM 2. CHANGES IN SECURITIES...........................................  32

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................  32


SIGNATURES...............................................................  33
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               Weeks Realty, L.P.
                     Consolidated Condensed Balance Sheets

--------------------------------------------------------------------------------------------
                                                              June 30,     December 31,
(Unaudited; in thousands, except unit data)                     1998           1997
--------------------------------------------------------------------------------------------
ASSETS
Real estate assets
  Land                                                      $  148,862       $106,196
  Buildings and improvements                                   886,419        627,309
  Accumulated depreciation                                     (77,470)       (61,548)
--------------------------------------------------------------------------------------------
     Operating real estate assets                              957,811        671,957
--------------------------------------------------------------------------------------------
  Developments in progress                                     152,633        100,433
  Land held for future development                              35,947         22,562
--------------------------------------------------------------------------------------------
     Net real estate assets                                  1,146,391        794,952
--------------------------------------------------------------------------------------------
Cash and cash equivalents                                          432          5,421
Receivables                                                      9,020          7,031
Deferred costs, net                                             20,872         13,087
Investments in and notes receivable
  from service companies                                        32,212          9,257
Investments in unconsolidated real estate entities               3,023          2,525
Other assets                                                    19,049         20,088
--------------------------------------------------------------------------------------------
     TOTAL ASSETS                                           $1,230,999       $852,361
--------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Debt
  Mortgage notes payable                                    $  264,865       $192,595
  Unsecured notes                                              100,000             --
  Credit facility borrowings                                   187,810         82,920
--------------------------------------------------------------------------------------------
     Total debt                                                552,675        275,515
--------------------------------------------------------------------------------------------
Accounts payable and accrued expenses                           26,865         14,578
Other liabilities                                                7,891          4,876
--------------------------------------------------------------------------------------------
     Total liabilities                                         587,431        294,969
--------------------------------------------------------------------------------------------
Other limited partners' capital interests,
     6,827,961 and 5,632,695 Common Units
     at June 30, 1998 and December 31, 1997,
     respectively, at redemption value (Note 1)                215,934        180,246
--------------------------------------------------------------------------------------------
Partners' capital
  Preferred Units, at $25.00 liquidation preference,
     6,000,000 of 8% Preferred Units outstanding
     at March 31, 1998 and December 31, 1997                   150,000        150,000
  Common Units, 19,522,073 and 17,703,992 Common Units
     outstanding at June 30, 1998 and December 31, 1997,
     respectively                                              277,634        227,146
--------------------------------------------------------------------------------------------
     Total partners' capital                                   427,634        377,146
--------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND PARTNERS' CAPITAL                $1,230,999       $852,361
--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed balance sheets.

                               WEEKS REALTY, L.P.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months    Three Months     Six Months     Six Months
                                                                     Ended           Ended          Ended           Ended
(Unaudited; in thousands, except per unit data)                  June 30, 1998   June 30, 1997  June 30, 1998   June 30, 1997
-----------------------------------------------------------------------------------------------------------------------------
REVENUES
  Rental income                                                      $31,698         $18,879        $60,043         $36,279
  Tenant reimbursements                                                4,134           2,259          8,094           4,416
  Other                                                                  494             301            882             643
-----------------------------------------------------------------------------------------------------------------------------
                                                                      36,326          21,439         69,019          41,338
-----------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating, maintenance
  and management                                                       5,334           2,774         10,055           5,289
  Real estate taxes                                                    2,992           1,768          5,738           3,467
  Depreciation and amortization                                        9,195           5,700         17,556          11,044
  Interest, including amortization of
     deferred financing costs                                          7,275           4,714         13,377          10,006
  General and administrative                                           1,334             875          2,614           1,752
-----------------------------------------------------------------------------------------------------------------------------
                                                                      26,130          15,831         49,340          31,558
-----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EQUITY IN EARNINGS OF
  UNCONSOLIDATED ENTITIES, INTEREST INCOME
  AND GAIN ON SALE OF REAL ESTATE ASSET                               10,196           5,608         19,679           9,780
  Equity in earnings of unconsolidated
     service companies                                                   401             576            889           1,224
  Equity in earnings of unconsolidated
     real estate entities                                                 86              --            154              --
  Interest income                                                        247             305            526             543
  Gain on sale of real estate asset                                       --             209             --             209
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            10,930           6,698         21,248          11,756
  Dividends to preferred unitholders                                  (3,000)             --         (6,000)             --
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE TO COMMON UNITHOLDERS                           $ 7,930         $ 6,698        $15,248         $11,756
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON UNIT
  Basic                                                                $0.30           $0.32          $0.60           $0.59
  Diluted                                                               0.30           $0.32           0.59           $0.59
-----------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON UNITS
  Basic                                                               26,261          20,963         25,568          19,791
  Diluted                                                             26,450          21,163         25,761          20,008
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed financial statements.

                               WEEKS REALTY, L.P.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------
                                                                  Six Months      Six Months
                                                                    Ended           Ended
(Unaudited; in thousands)                                       June 30, 1998   June 30, 1997
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                       $  21,248        $ 11,756
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                     17,556          11,044
  Amortization of deferred financing costs                             717             452
  Amortization of deferred compensation                                145             145
  Straight-line rent revenue                                          (654)           (324)
  Undistributed earnings of unconsolidated entities                   (586)         (1,224)
  Gain on sale of real estate asset                                     --            (209)
Net change in:
  Receivables and other assets                                      (1,436)         (2,386)
  Deferred costs                                                    (3,460)         (2,414)
  Accounts payable and accrued expenses                              5,427           5,666
  Other liabilities                                                  1,137             910
-----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           40,094          23,416
-----------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property acquisition, development and construction                (227,407)        (80,647)
Real estate loans                                                   (5,331)         (6,657)
Investments in and advances to unconsolidated entities             (23,051)             --
Collections of notes receivable and other                              451             437
Proceeds from sale of real estate asset                                 --           2,484
-----------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                             (255,338)        (84,383)
-----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Capital contributions from Company                                  51,915         106,891
Unsecured note borrowings                                          100,000              --
Line of credit proceeds (repayments), net                          104,890           2,390
Payments of mortgage notes payable                                 (11,576)        (32,879)
Deferred financing costs                                            (6,179)            (70)
Distributions                                                      (28,795)        (15,501)
-----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          210,255          60,831
-----------------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                               (4,989)           (136)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       5,421             260
-----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $     432        $    124
-----------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Operating Partnership's 1998 property acquisition and development activity was net of the settlement of real estate loans of $7,898,000, the assumption of other liabilities in excess of other assets of $4,224,000, the assumption of indebtedness of $83,846,000 and the issuance of Common Units valued at $41,578,000.

The Operating Partnership's 1997 property acquisition and development activity included the assumption of indebtedness of $4,360,000 and the issuance of Common Units valued at $14,334,000.

The accompanying notes are an integral part of these condensed financial statements.

                               WEEKS REALTY, L.P.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  THE COMPANY

Weeks Realty, L.P., a Georgia limited partnership, (the "Operating Partnership"), and its subsidiaries own, operate, develop, construct, acquire and manage industrial and suburban office buildings in the southeast United States and Texas. Weeks Corporation, a Georgia corporation, through its wholly owned subsidiaries, Weeks GP Holdings, Inc. and Weeks LP Holdings, Inc., referred to herein as the "Company," is the sole general partner and a limited partner and owns a majority interest in the Operating Partnership. The Operating Partnership, including the operations of its subsidiaries, conducts substantially all of the on-going operations of Weeks Corporation, a publicly traded company which operates as a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code").

As of June 30, 1998, the Company owned 74.1% of the common units of limited partnership interest ("Common Units") in the Operating Partnership. Common Units held by persons other than the Company (the "Other Limited Partnership Interests") represented a 25.9% partnership interest in the Operating Partnership. The Company's weighted average ownership interest in the Operating Partnership was 74.3% and 75.9% for the three months ended and 73.9% and 75.8% for the six months ended June 30, 1998 and 1997, respectively.

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

Under the provisions of the Operating Partnership's limited partnership agreement, as amended, the Company is obligated, upon request to redeem each Common Unit held by the Other Limited Partnership Interests for shares of Weeks Corporation common stock on a one-for-one basis, or cash, at the Company's option. The Company currently anticipates that it will elect to issue common stock for Common Units presented for redemption by the Other Limited Partnership Interests in the Operating Partnership. The Other Limited Partnership Interests redemption rights are reflected in the caption "other limited partners' capital interests" in the accompanying consolidated balance sheets at the cash redemption price (computed using the Company's closing stock price as quoted on the New York Stock Exchange) at the balance sheet dates.

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

As of June 30, 1998, the Operating Partnership's in-service property portfolio, including one property totaling 86,000 square feet held in a 50% owned entity, consisted of 259 industrial properties, 29 suburban office properties and 5 retail properties comprising 22,343,000 square feet. The Operating Partnership's primary markets and the concentration of the Operating Partnership's in-service portfolio (based on square footage) are Atlanta, Georgia (57.9%), Miami, Florida (11.1%), Raleigh-Durham-Chapel Hill, North Carolina (10.3%), Nashville, Tennessee (9.8%), Dallas/Ft. Worth, Texas (4.8%), Orlando, Florida (3.3%), Spartanburg, South Carolina (1.7%) and Jacksonville, Florida (1.1%). In addition, 44 industrial and suburban office properties and one property expansion were under development or in lease-up and ten industrial properties were under agreement to acquire as of June 30, 1998, comprising an additional 6,966,000 square feet.

2.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the consolidated condensed financial position of the Operating Partnership and its subsidiaries at June 30, 1998, and December 31, 1997, and their results of operations and cash flows for the three and six months ended June 30 , 1998 and 1997. The Service Companies and their subsidiaries are reflected in the accompanying consolidated condensed financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated condensed financial statements. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1997, SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" was issued prescribing new guidelines for the reporting of segment data. SFAS 131 will apply to all public, for-profit companies and will be effective for the Operating Partnership beginning with the fourth quarter and year ending December 31, 1998. The Operating Partnership was not subject to segment reporting under prior accounting standards, but may be required to provide certain segment disclosures under SFAS 131. The Operating Partnership continues to evaluate the disclosure provisions of SFAS 131 and plans to adopt SFAS 131 in it financial statements for the year ending December 31, 1998.

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

In June 1998, SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities," was issued prescribing new accounting standards for the accounting and disclosures of derivative instruments and hedging transactions. SFAS 133 will be effective for the Operating Partnership beginning January 1, 2000. The Operating Partnership is evaluating the provisions of SFAS 133 and plans to adopt SFAS 133 in its financial statements beginning in 2000.

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

On August 4, 1998, the Operating Partnership issued $100,000,000 of 7.375% unsecured notes due August 1, 2007. The proceeds from these unsecured notes were used to reduce borrowings under the Operating Partnership's revolving credit facility. These unsecured notes are subject to certain covenants, including those governing interest coverage and total leverage.

CREDIT FACILITY
Effective July 1, 1998, the Company refinanced its existing $225,000,000 syndicated revolving line of credit (the "Line of Credit") and expanded its bank lending group to five banks. Additionally, effective July 1, 1998, the Operating Partnership entered into a $20,000,000 swing revolving credit facility (the "Swing Facility") with one bank. The combined Line of Credit and the Swing Facility are referred to herein as the "Credit Facility." The new Credit Facility remains unsecured and can be used for development and construction, acquisitions and general corporate purposes. The entire Credit Facility is guaranteed by the Company. The Operating Partnership are required to meet certain financial and non-financial covenants including those governing the Operating Partnership's maximum unsecured borrowings, total leverage, limitations on secured borrowings and a restriction on the amount of dividends and distributions to not more than 95% of "funds from operations," a REIT industry measure of operating performance, unless the additional amounts are necessary to maintain the Company's REIT status under the Code. The Line of Credit matures on December 31, 2000, and may be extended annually through December 31, 2002, subject to annual extension fees of 0.10%. The Swing Facility matures on June 30, 1999, and may be extended annually.

In prior periods, the Service Companies and Weeks Development were direct borrowers under the Credit Facility. In connection with the issuance of the unsecured notes in March 1998 and the refinancing of the Credit Facility discussed above, the Service Companies and Weeks Development refinanced their Credit Facility borrowings with intercompany loans from the Operating Partnership (see Note 4).

Through June 30, 1998, interest under the Credit Facility accrued at bank prime minus 0.25% or at LIBOR plus 1.05% at the election of the Operating Partnership. The weighted average interest rate on Credit Facility borrowings, excluding the effect of the interest rate swap agreements described below, was 6.7% at June 30, 1998. Fees on the unused portion of the Credit Facility were 0.15%. Effective July 1, 1998, interest accrues at bank prime minus 0.25% or at LIBOR plus 0.80% at the election of the Operating Partnership. In addition, the Operating Partnership pays annual facility fees equal to 0.15% of the total Line of Credit.

Interest paid, net of amounts capitalized, totaled $9,710,000 and $9,250,000 for the six months ended June 30, 1998 and 1997, respectively. Interest costs capitalized totaled $2,697,000 and $1,283,000 for the three months and $4,859,000 and $2,222,000 for the six months ended June 30, 1998 and 1997, respectively.

At June 30, 1998, the Operating Partnership had in place three interest rate swap agreements with a commercial bank to effectively change the interest costs on $50,000,000 of Credit Facility borrowings from the variable rates discussed above to fixed rates. The agreements, with notional principal amounts of $10,000,000, $10,000,000 and $30,000,000, mature in July 1998, July 1999 and
July 2001 with effective fixed interest rates of 7.4%, 7.6% and 7.8%, respectively.

MORTGAGE NOTES PAYABLE
Mortgage notes payable at June 30, 1998 and December 31, 1997, specifically listed for notes with outstanding balances in excess of $10,000,000, consist of the following (in thousands):

   ---------------------------------------------------------------------------
                                                        JUNE 30,  DECEMBER 31,
                                                          1998        1997
   ---------------------------------------------------------------------------
   FIXED RATE
   Three mortgage notes, principal and interest
   at 8.59%, due in 2010                                $ 77,553    $    --
   Mortgage note, interest only at 7.13%,
   due in 1999                                            38,000      38,000
   Mortgage note, principal and interest at 9.24%,
   due in 2005                                            15,687      15,800
   Mortgage note, principal and interest at 9.625%,
   due in 2000                                            12,797      12,897
   Mortgage note, principal and interest at 8.10%,
   due in 2006                                            11,875      12,015
   Mortgage note, interest only at 7.625%,
   due in 2000                                            10,300      10,300
   Other mortgage notes, principal and interest
   at 6.00% to 9.80%, due in 1999 to 2012                 92,879      97,786
   VARIABLE RATE
   Industrial revenue bonds, interest at 3.55% to 6.65%
   at June 30, 1998, due in 2004 and 2010                  5,774       5,797
   ---------------------------------------------------------------------------
                                                        $264,865    $192,595
   --------------------------------------------------------------------------

At June 30, 1998, fixed rate mortgage notes payable included 33 notes with a weighted average interest rate of 8.2%. The weighted average term to maturity of fixed rate mortgage notes payable was 6.9 years at June 30, 1998. Fixed rate mortgage indebtedness increased by $72,270,000 in 1998 due to the assumption of four mortgage notes totaling $83,847,000 in connection with the Operating Partnership's building acquisitions, net of principal repayments and retirements of $11,577,000. Certain Company officers and Common Unitholders guarantee a portion of the fixed rate mortgage notes.

Scheduled maturities of mortgage notes payable at June 30, 1998, are summarized as follows (in thousands):

       --------------------------------------------------------------------
                   YEAR                                   AMOUNT
       --------------------------------------------------------------------
                   Remainder of 1998                    $  1,915
                   1999                                   52,401
                   2000                                   36,938
                   2001                                   12,597
                   2002                                    9,562
                   2003 and thereafter                   151,452
       --------------------------------------------------------------------
                                                        $264,865
       --------------------------------------------------------------------

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


The following information summarizes the financial position, results of operations and cash flows of the Service Companies and their subsidiaries on a combined basis (in thousands):

   ------------------------------------------------------------------------
                                                JUNE 30,     DECEMBER 31,
   FINANCIAL POSITION                             1998           1997
   ------------------------------------------------------------------------
   ASSETS
   Real estate assets                           $13,700        $12,403
   Investments in unconsolidated entities        11,737          2,849
   Receivables and other assets                  18,276         20,158
   ------------------------------------------------------------------------
                                                $43,713        $35,410
   ------------------------------------------------------------------------
   LIABILITIES AND EQUITY
   Borrowings from the Operating Partnership    $33,523        $10,900
   Credit facility borrowings                        --         16,620
   Other borrowings                               2,000          2,000
   Other liabilities                              9,480          7,513
   Total equity (deficit)                        (1,290)        (1,623)
   ------------------------------------------------------------------------
                                                $43,713        $35,410
   ------------------------------------------------------------------------

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

At June 30, 1998, the Operating Partnership's investment in and notes receivable from the Service Companies and their subsidiaries totaling $32,212,000 includes notes receivable from the Service Companies and their subsidiaries of $33,523,000 and the Operating Partnership's investment in the Subsidiaries of ($1,311,000).


------------------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                     ENDED           ENDED           ENDED           ENDED
   RESULTS OF OPERATIONS                          JUNE 30, 1998   JUNE 30, 1997   JUNE 30, 1998   JUNE 30, 1997
   ---------------------------------------------------------------------------------------------------------------
   REVENUE
   Construction and development fees                    $  553          $  520        $  1,205         $ 1,057
   Landscape                                             1,524           1,719           2,559           2,871
   Commissions                                             558             284             790             462
   Property management fees and other                       51             139             130             286
   ---------------------------------------------------------------------------------------------------------------
                                                         2,686           2,662           4,684           4,676
   ---------------------------------------------------------------------------------------------------------------
   COSTS AND EXPENSES
   Direct costs                                          1,303           1,569           2,107           2,461
   Interest expense  Operating Partnership                 757             328           1,148             655
   Interest expense - other                                 33              87             200             164
   General and administrative                              942             570           1,759           1,039
   Other                                                   117              84             205             282
   ---------------------------------------------------------------------------------------------------------------
                                                         3,152           2,638           5,419           4,601
   ---------------------------------------------------------------------------------------------------------------
   INCOME (LOSS) BEFORE GAINS ON SALE OF
      PROPERTIES AND EQUITY IN EARNINGS
      OF UNCONSOLIDATED ENTITIES                          (466)             24            (735)             75
   Gain on sale of properties - third parties               --             234             377             234
   Gain on sale of properties  Operating
   Partnership                                              --              --             142             580
   Equity in earnings of
   unconsolidated entities                                 221              (8)            465             271
   ---------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS)                                    $ (245)         $  250        $    249         $ 1,160
   ---------------------------------------------------------------------------------------------------------------
   Net income attributable
      to Operating Partnership                          $ (243)         $  248        $    246         $ 1,149
   Interest expense  Operating Partnership                 757             328           1,148             655
   Elimination of intercompany
      profits  Operating Partnership                      (113)             --            (505)           (580)
   ---------------------------------------------------------------------------------------------------------------
   Equity in earnings of Service Companies              $  401          $  576        $    889         $ 1,224
   ---------------------------------------------------------------------------------------------------------------
   Distributions and interest paid
      to Operating Partnership                          $  373          $   --        $    373         $    --
   ---------------------------------------------------------------------------------------------------------------
   ---------------------------------------------------------------------------------------------------------------

                                                                                     Six Months      Six Months
                                                                                        Ended           Ended
   Cash Flows                                                                       June 30, 1998   June 30, 1997
   ---------------------------------------------------------------------------------------------------------------
   Operating activities                                                               $  1,726         $(3,556)
   Investing activities                                                                (11,845)          1,432
   Financing activities                                                                  5,661             315
   ---------------------------------------------------------------------------------------------------------------

In connection with the Operating Partnership's January 1998 acquisition of a real estate portfolio in Miami, Florida (see Note 7), the Service Companies acquired a one-third interest in Codina Group, Inc. ("Codina"), a Miami-based real estate services company, for aggregate consideration of approximately $9,600,000.

5.  PARTNERS' CAPITAL

In April 1998, the Operating Partnership paid distributions to Common Unitholders of $12,075,000 or $0.465 per Common Unit and to Preferred Unitholders of $3,000,000 of $0.50 per unit relating to first quarter 1998 operating results. In July 1998, the Operating Partnership paid distributions to Common Unitholders of $12,222,000 or $0.465 per Common Unit and to Preferred Unitholders $3,000,000 or $0.50 per unit relating to second quarter 1998 operating results.

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

6.  NET INCOME PER COMMON UNIT

The Operating Partnership adopted the provisions of SFAS 128 for the year ended December 31, 1997. For the three and six months ended June 30, 1998 and 1997, reconciliations of income available to Common Unitholders and weighted average Common Units used in the Operating Partnership's basic and diluted net income per Common Unit computations are detailed below (in thousands, except per share data):

----------------------------------------------------------------------------------------------------------
                                             THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                 ENDED          ENDED          ENDED          ENDED
                                             JUNE 30, 1998  JUNE 30, 1997  JUNE 30, 1998  JUNE 30, 1997
----------------------------------------------------------------------------------------------------------
COMPUTATION OF NET INCOME PER COMMON UNIT
Net income available to Common
 Unitholders - basic and diluted                $ 7,930        $ 6,698        $15,248        $11,756
----------------------------------------------------------------------------------------------------------
Weighted average Common Units - basic            26,261         20,963         25,568         19,791
Dilutive securities -
 Stock options                                      189            200            193            217
----------------------------------------------------------------------------------------------------------
Weighted average Common Units - diluted          26,450         21,163         25,761         20,008
----------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON UNIT
 Basic                                          $  0.30        $  0.32        $  0.60        $  0.59
 Diluted                                           0.30           0.32           0.59           0.59
----------------------------------------------------------------------------------------------------------

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

7.  ACQUISITIONS

In June 1998, the Operating Partnership acquired five industrial buildings totaling approximately 1,074,000 square feet and 67.9 acres of undeveloped land located in Dallas/Ft. Worth, Texas. The aggregate acquisition consideration of approximately $48,300,000 was paid in cash, funded through Credit Facility borrowings. The second phase of this acquisition consisting of four industrial buildings and total anticipated aggregate acquisition consideration of approximately $40,200,000 is expected to close in September 1998, and is subject to customary closing conditions and the updating of due diligence procedures. The actual acquisition consideration for these four buildings will be based on actual occupancy levels achieved prior to the expected closing date, with a minimum aggregate acquisition price of approximately $32,500,000.

Additionally, in the second quarter of 1998, the Operating Partnership acquired ten industrial and suburban office buildings totaling approximately 467,000 square feet for approximately $29,550,000. The aggregate acquisition consideration was comprised of the issuance of $3,264,000 of Common Units, the assumption of mortgage indebtedness of $2,949,000 and $23,337,000 of cash, funded through Credit Facility borrowings. The acquired properties are located in Tennessee, Florida, North Carolina and Georgia.

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

GENERAL
The Operating Partnership and its subsidiaries own, operate, develop, construct, acquire and manage industrial and suburban office buildings in the southeast United States and Texas. The Operating Partnership and its subsidiaries conduct substantially all of the on-going operations of Weeks Corporation (the "Company"), a publicly-traded company which operates as a self -administered and self-managed REIT. The Operating Partnership was formed and capitalized with the proceeds from the Company's initial public offering in August 1994 and succeeded to substantially all of the interests in certain land and industrial and suburban office buildings under common ownership and the development, landscape and property management businesses of the predecessors to the Operating Partnership and the Company. For a further description of the Operating Partnership, see Note 1 to the consolidated condensed financial statements.

RESULTS OF OPERATIONS
Operating information relating to the Operating Partnership's properties for the three and six months ended June 30, 1998 and 1997, is summarized below (in thousands):

----------------------------------------------------------------------------------------------------------------------
                                      THREE MONTHS    THREE MONTHS              SIX MONTHS     SIX MONTHS
                                          ENDED           ENDED         %          ENDED          ENDED          %
                                      JUNE 30, 1998   JUNE 30, 1997   CHANGE   JUNE 30, 1998  JUNE 30, 1997    CHANGE
----------------------------------------------------------------------------------------------------------------------
Rental revenues                           $31,698        $18,879       67.9%      $60,043        $36,279       65.5%
Tenant reimbursements                       4,134          2,259       83.0%        8,094          4,416       83.3%
----------------------------------------------------------------------------------------------------------------------
Property operating revenues                35,832         21,138       69.5%       68,137         40,695       67.4%
----------------------------------------------------------------------------------------------------------------------
Operating, maintenance and
 management expenses                        5,334          2,774       92.3%       10,055          5,289       90.1%
Real estate taxes                           2,992          1,768       69.2%        5,738          3,467       65.5%
Depreciation and amortization               9,195          5,700       61.3%       17,556         11,044       59.0%
----------------------------------------------------------------------------------------------------------------------
Property operating expenses                17,521         10,242       71.1%       33,349         19,800       68.4%
----------------------------------------------------------------------------------------------------------------------
Property operating revenues less
 property operating expenses              $18,311        $10,896       68.1%      $34,788        $20,895       66.5%
----------------------------------------------------------------------------------------------------------------------

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

For the comparable three and six months ended June 30, 1998 and 1997, operating results of the core properties, representing 191 properties totaling approximately 13,474,000 square feet, are summarized below (in thousands):

----------------------------------------------------------------------------------------------------------------------
                                      THREE MONTHS    THREE MONTHS              SIX MONTHS     SIX MONTHS
                                          ENDED           ENDED         %          ENDED          ENDED          %
                                     JUNE 30, 1998   JUNE 30, 1997    CHANGE  JUNE 30, 1998   JUNE 30, 1997    CHANGE
----------------------------------------------------------------------------------------------------------------------
Rental revenues                         $18,233         $17,903        1.8%       $36,024        $35,155        2.5%
Tenant reimbursements                     2,228           2,120        5.1%         4,451          4,253        4.7%
----------------------------------------------------------------------------------------------------------------------
Property operating revenues              20,461          20,023        2.2%        40,475         39,408        2.7%
----------------------------------------------------------------------------------------------------------------------
Operating, maintenance and
 management expenses                      2,845           2,648        7.4%         5,441          5,105        6.6%
Real estate taxes                         1,655           1,669       (0.8%)        3,341          3,319        0.7%
Depreciation and amortization             5,483           5,377        2.0%        10,954         10,652        2.8%
----------------------------------------------------------------------------------------------------------------------
Property operating expenses               9,983           9,694        3.0%        19,736         19,076        3.5%
----------------------------------------------------------------------------------------------------------------------
Property operating revenues less
 property operating expenses            $10,478         $10,329        1.4%       $20,739        $20,332        2.0%
----------------------------------------------------------------------------------------------------------------------
Average occupancy                         95.5%           96.7%                     95.4%          96.4%
----------------------------------------------------------------------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998, TO THE THREE MONTHS ENDED JUNE 30, 1997
Property operating revenues (rental revenue plus tenant reimbursements) increased $14,694,000 or 69.5% between periods. Of this increase, $10,503,000, $3,753,000 and $438,000 were attributable to acquisition, development and core properties, respectively. The increases relating to acquisition and development properties were due to the acquisition of 76 properties (37 in 1997 and 39 in 1998) totaling approximately 6,152,000 square feet and the stabilization of 25 development properties (14 in 1997 and 11 in 1998) and two property expansions (both in 1997) totaling approximately 2,630,000 square feet. Property operating expenses increased $7,279,000 or 71.1% between periods due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

Property operating revenues from core properties increased 2.2% despite a decrease in overall average occupancy of approximately 1.2%. This increase was due to both rental rate and reimbursement increases between periods. Property operating expenses increased 3.0% due primarily to increased maintenance expenses in 1998. Property operating revenues less property operating expenses from core properties increased 1.6%, exclusive of depreciation and amortization expense.

Interest expense increased by $2,561,000 or 54.3% from $4,714,000 for the three months ended June 30, 1997, to $7,275,000 for the three months ended June 30, 1998, due to increased mortgage interest of $1,764,000 related to mortgage debt assumed in connection with certain of the Operating Partnership's 1997 and 1998 property acquisitions and increased net interest expense on unsecured Credit Facility and note borrowings due primarily to higher average borrowings in 1998 compared to 1997.

Operating Partnership general and administrative expenses increased by $459,000 or 52.5% from $875,000 for the three months ended June 30, 1997, to $1,334,000 for the three months ended June 30, 1998, due primarily to increased personnel and related costs associated with the Operating Partnership's geographic expansion. As a percentage of total revenue, general and administrative expenses decreased from 4.1% in the second quarter of 1997 to 3.7% in the second quarter of 1998.

Interest income decreased $58,000 or 19.0% from $305,000 for the three months ended June 30, 1997 to $247,000 for the three months ended June 30, 1998, due primarily to the settlement of approximately $7,900,000 of real estate loans in 1998.

Equity in earnings of unconsolidated service companies represents the Operating Partnership's 99% economic interest in the earnings of the Service Companies and their subsidiaries after the elimination of interest expense and intercompany profits to the Operating Partnership (see Note 4 to the consolidated condensed financial statements). Equity in earnings of the Service Companies and their subsidiaries decreased by $175,000 or 30.4% from $576,000 for the three months ended June 30, 1997, to $401,000 for the three months ended June 30, 1998, due primarily to lower profits from land and property sales in 1998. Equity in earnings of unconsolidated real estate entities of $86,000 in 1998 represents the Operating Partnership's 50% share of earnings from a single building equity investment.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998, TO THE SIX MONTHS ENDED JUNE 30, 1997
Property operating revenues (rental revenue plus tenant reimbursements) increased $27,442,000 or 67.4% between periods. Of this increase, $19,033,000, $7,342,000 and $1,067,000 were attributable to acquisition, development and core properties, respectively. The increases relating to acquisition and development properties were due to the acquisition of 76 properties (37 in 1997 and 39 in 1998) totaling approximately 6,152,000 square feet and the stabilization of 25 development properties (14 in 1997 and 11 in 1998) and two property expansions (both in 1997) totaling approximately 2,630,000 square feet. Property operating expenses increased $13,549,000 or 68.4% between periods due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

Property operating revenues from core properties increased 2.7% despite the impact of lost property operating revenues of approximately $73,000 from the sale of a 96,000 square foot building in April 1997 and a decrease in overall average occupancy of approximately 1.0%. Adjusted for the building sale discussed above, property operating revenues from core properties increased approximately 2.9%. This increase was due to both rental rate and reimbursement increases between periods. Property operating expenses increased 3.5% due primarily to increased utilities and maintenance expenses in 1998. Property operating revenues less property operating expenses from core properties increased 2.5%, exclusive of depreciation and amortization expense and after adjusting for the building sale discussed above.

Interest expense increased by $3,371,000 or 33.7% from $10,006,000 for the six months ended June 30, 1997, to $13,377,000 for the six months ended June 30, 1998, due primarily to increased mortgage interest of $3,188,000 related to mortgage debt assumed in connection with certain of the Operating Partnership's 1997 and 1998 property acquisitions.

Operating Partnership general and administrative expenses increased by $862,000 or 49.2% from $1,752,000 for the six months ended June 30, 1997, to $2,614,000 for the six months ended June 30, 1998, due primarily to increased personnel and related costs associated with the Operating Partnership's geographic expansion. As a percentage of total revenue, general and administrative expenses decreased from 4.2% in the first half of 1997 to 3.8% in the first half of 1998.

Equity in earnings of unconsolidated service companies represents the Operating Partnership's 99% economic interest in the earnings of the Service Companies and their subsidiaries after the elimination of interest expense and intercompany profits to the Operating Partnership (see Note 4 to the consolidated condensed financial statements). Equity in earnings of the Service Companies and their subsidiaries decreased by $335,000 or 27.4% from $1,224,000 for the six months ended June 30, 1997, to $889,000 for the six months ended June 30, 1998, due primarily to lower net profits from the Operating Partnership's third-party service businesses resulting from higher overhead expenses in 1998. The Service Companies incurred higher overhead as they expanded their businesses in the Operating Partnership's markets outside Atlanta, Georgia. Equity in earnings of unconsolidated real estate entities of $154,000 in 1998 represents the Operating Partnership's 50% share of earnings from a single building equity investment.

LIQUIDITY AND CAPITAL RESOURCES
The Operating Partnership continues to generate increasing cash flows from operations. Cash provided by operating activities increased from $23,416,000 for the six months ended June 30, 1997, to $40,094,000 for the six months ended June 30, 1998, due primarily to the growth in the Operating Partnership's operating income resulting from 25 development properties (14 in 1997 and 11 in 1998) and two property expansions (both in 1997) stabilized and from 76 buildings acquired (37 in 1997 and 39 in 1998).

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

In the six months ended June 30, 1998, the Operating Partnership invested $227,407,000 of cash in property acquisition, development and construction activities. This compares to $80,647,000 for the same six month period in 1997. This increased cash investment activity primarily reflects the increased cash component of the Operating Partnership's building acquisition activity in 1998 compared to 1997 of approximately $97,011,000 with the remaining increase due to increased development and land acquisition activity.

Financing for the Operating Partnership's property investment activities primarily consisted of $94,141,000 of net proceeds from unsecured note borrowings, $47,200,000 from common equity offerings and $104,890,000 from Credit Facility borrowings in the first half of 1998, compared primarily to $106,568,000 from a common equity offering in the first half of 1997. The debt and equity components of the Operating Partnership's ongoing financing strategy may differ from period-to-period based upon market conditions.

In addition to its operating cash flow, the Operating Partnership has aggregate borrowing capacity of $245,000,000 under the Credit Facility (see Note 3 to the consolidated condensed financial statements), which may be used, among other things, to meet its operational obligations and to fund the distributions necessary for the Company to meet its annual REIT dividend requirements. The Operating Partnership currently intends to finance its development, construction and acquisition activities primarily through borrowings under the Credit Facility, and to periodically refinance such borrowings with longer term debt or equity. On August 4, 1998, subsequent to the reduction of Credit Facility borrowings from the net proceeds of approximately $98,300,000 from an unsecured note issuance, the Company had available capacity under the Credit Facility of approximately $108,400,000.

The Operating Partnership believes it has adequate liquidity, borrowing capacity and sources of capital, including available capacity under its existing Credit Facility and remaining capacity of approximately $650,000,000 under a universal shelf registration statement, to meet its current operational requirements, to fund annual principal repayments under existing mortgage notes payable, and to fund its current development and acquisition activity. It is management's expectation that the Operating Partnership will continue to have access to the additional capital resources necessary to further expand and develop its business and to refinance mortgage notes payable as they mature. These resources include the expansion of the available borrowing capacity under the Credit Facility and other forms of debt and equity financing, in both public and private markets. The Operating Partnership has unsecured investment grade corporate debt ratings which may assist it in accessing the corporate debt market in future periods. Future development and acquisition activities will be undertaken by the Operating Partnership only as suitable opportunities arise. Such activities are not expected to be undertaken unless adequate sources of financing are available and a satisfactory budget with an appropriate return on investment has been internally approved. The Operating Partnership maintains staffing levels sufficient to meet its existing construction and leasing activities and capitalizes a portion of the costs relating to these activities to development projects and leasing transactions, respectively. If market conditions warrant, the Operating Partnership may adjust staffing levels to avoid a negative impact on the Operating Partnership's results of operations.

Total consolidated debt amounted to $552,675,000 at June 30, 1998, including borrowings under the Credit Facility of $187,810,000, mortgage notes payable of $264,865,000 and unsecured notes of $100,000,000. Of the $264,865,000 of mortgage indebtedness, $259,091,000 is fixed rate and $5,774,000 is variable rate. The weighted average interest rate on the Operating Partnership's fixed rate mortgage debt was 8.2% and on its variable rate mortgage debt was 3.9% at June 30, 1998. The weighted average interest rate under the Credit Facility at June 30, 1998 (excluding the effect of the interest rate swap agreements described below) was 6.7%. The weighted average effective interest rate on the Operating Partnership's fixed rate unsecured notes was 7.6% at June 30, 1998 (see Note 3). At June 30, 1998, the Operating Partnership had in place interest rate swap agreements to fix the Operating Partnership's interest costs on
$50,000,000 of the Operating Partnership's Credit Facility borrowings.   The
weighted average effective interest rate under the fixed swap arrangements was approximately 7.7%. If interest rates under the Credit Facility, in excess of the $50,000,000 discussed herein, and under the Operating Partnership's variable rate mortgage debt, fluctuated by 1%, interest costs to the Operating Partnership, before capitalization of interest, if any, based on outstanding borrowings at June 30, 1998, would increase or decrease by approximately $1,400,000 on an annualized basis. As discussed earlier, in August 1998, the Operating Partnership reduced its Credit Facility borrowings by approximately $98,300,000, thus reducing its exposure to interest rate changes.

Based on the outstanding balance of mortgage notes payable at June 30, 1998, the weighted average interest rates on the mortgage notes with a final maturity in each of the next five years were 7.4% in 1999, 8.7% in 2000, 7.4% in 2001, 8.2% in 2002 and 8.3% in 2003.

At June 30, 1998, including total consolidated debt of $552,675,000 and $2,000,000 of other notes payable of unconsolidated entities, the total debt obligations of the Operating Partnership and its unconsolidated entities were $554,675,000 or 36% of total market capitalization. At June 30, 1998 (based on the closing price of the common stock of the Company of $31.625 on June 30,
1998), the 26,350,034 Common Units outstanding would have a total market value of $833,320,000, 6,000,000 preferred units outstanding would have a total liquidation value of $150,000,000 and the 350,000 Common Units issuable upon the exercise of the Company's common stock warrants outstanding would have an estimated market value of $1,400,000, resulting in a total equity value of $984,720,000.

CURRENT DEVELOPMENT AND ACQUISITION ACTIVITY
At June 30, 1998, the Operating Partnership had committed development and acquisitions totaling approximately $362,306,000, representing 54 buildings and one property expansion totaling 6,966,000 square feet. Including new acquisition and development activity, net of closed acquisitions and the stabilization of development properties, between July 1, 1998 and August 11, 1998, the Operating Partnership had, at August 11, 1998, committed development and acquisitions totaling approximately $368,390,000, representing 54 buildings
and one property expansion totaling 7,005,000 square feet.   Properties under
agreement to acquire as of August 11, 1998, consisted of seven buildings, totaling 1,206,000 square feet, with a total expected cost of approximately $57,495,000. Development properties as of August 11, 1998, consisted of 47 buildings and one property expansion, totaling 5,799,000 square feet, with a total expected cost of approximately $310,895,000.

It is expected that such development and acquisition properties will stabilize or be acquired as detailed below:

--------------------------------------------------------------------------------
                                                       Square       Estimated
Year                                   Buildings        Feet         Cost(a)
--------------------------------------------------------------------------------
1998                                      21          3,242,000    $167,690,000
1999                                      25          2,781,000     158,441,000
2000                                       8            982,000      42,259,000
--------------------------------------------------------------------------------
                                          54          7,005,000    $368,390,000
--------------------------------------------------------------------------------
(a) For development properties represents the entire estimated cost of the property at the estimated stabilization date.

In addition, the Operating Partnership has committed, subject to closing conditions and the completion of due diligence procedures, to acquire development land totaling $29,510,000 over various periods ranging up to five years.

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

The information provided above includes Forward-looking Statements about expected property acquisitions or stabilizations that is based on current construction schedules, the status of lease negotiations with potential tenants, the successful completion of due diligence procedures and other relevant factors currently available to the Operating Partnership. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such Forward-looking Statements.

SUPPLEMENTAL DISCLOSURE OF FUNDS FROM OPERATIONS
The Operating Partnership believes that funds from operations provides an additional indicator of the financial performance of the Company. Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to mean net income (loss) determined in accordance with generally accepted accounting principles ("GAAP") excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real property, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. Funds from operations is influenced not only by the operations of the properties, but also by the capital structure of the Operating Partnership. Accordingly, the Company expects that funds from operations will be one of the factors considered by its Board of Directors in determining the amount of cash distributions the Operating Partnership will pay to its unitholders. The Operating Partnership computes funds from operations under the current NAREIT definition by subtracting from net income the dividends to preferred unitholders before making an adjustment for the non-cash items described above. Funds from operations does not represent cash flow from operating, investing and financing activities as defined by GAAP, which are discussed under "Liquidity and Capital Resources." Additionally, funds from operations does not measure whether cash flow is sufficient to fund all cash flow needs, including principal amortization, capital expenditures and dividends to shareholders, and should not be considered as an alternative to net income for purposes of evaluating the Operating Partnership's operating performance or as an alternative to cash flow, as defined by GAAP, as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies calculate funds from operations in the same manner. However, the Operating Partnership's funds from operations is comparable to the funds from operations of real estate companies that use the current NAREIT definition.

The Operating Partnership's calculation of funds from operations follows the guidelines issued by NAREIT, including the recognition of rental income on the "straight-line" basis consistent with its treatment in the Operating Partnership's statement of operations under GAAP. The "straight-line" rental adjustment increased rental revenues by $403,000 and $174,000 for the three months ended and $654,000 and $324,000 for the six months ended June 30, 1998 and 1997, respectively. In accordance with the NAREIT guidelines, the Operating Partnership excludes gains or losses on sales of operating (previously depreciated) real estate assets in calculating funds from operations, but includes gains or losses on sales of undepreciated assets (land) that are of a recurring nature. Pre-tax gains on land sales are included in funds from operations in the amount of $59,000 and $158,000 for the three months ended and $478,000 and $448,000 for the six months ended June 30, 1998 and 1997, respectively.

For the three months ended June 30, 1998, funds from operations increased by $3,548,000 or 38.6% to $12,737,000 compared to funds from operations of $9,189,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998, funds from operations increased by $7,206,000 or 42.2% to $24,271,000 compared to funds from operations of $17,065,000 for the six months ended June 30, 1997. Funds from operations for the three and six months ended June 30, 1998 and 1997 are detailed below (in thousands):

------------------------------------------------------------------------------------------------------------------
                                                     THREE MONTHS    THREE MONTHS     SIX MONTHS     SIX MONTHS
                                                         ENDED           ENDED           ENDED         ENDED
                                                     JUNE 30, 1998   JUNE 30, 1997   JUNE 30, 1998  JUNE 30, 1997
------------------------------------------------------------------------------------------------------------------
Net income available to
  Common Unitholders                                    $ 7,930         $ 6,698         $15,248        $11,756
Depreciation and amortization                             9,195           5,700          17,556         11,044
Depreciation and amortization -
  unconsolidated entities                                    29              --              44             10
Gain on sale of operating real estate asset                  --            (209)             --           (209)
Gain on sale of operating real estate asset --
  unconsolidated entities                                    --             (76)             --            (76)
------------------------------------------------------------------------------------------------------------------
Funds from operations available to
  Common Unitholders                                    $17,154         $12,113         $32,848        $22,525
------------------------------------------------------------------------------------------------------------------
Weighted average Common Units
  Basic                                                  25,261          20,963          25,568         19,791
  Diluted(1)                                             26,450          21,163          25,761         20,008
------------------------------------------------------------------------------------------------------------------

(1) Represents the weighted average Common Units outstanding plus the dilutive effect of outstanding stock options. Common stock equivalents related to outstanding stock options totaled 189,000 and 200,000 for the three months ended and 193,000 and 217,000 for the six months ended June 30, 1998 and 1997, respectively. Outstanding Company common stock warrants were not dilutive for the three and six months ended June 30, 1998.

SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES AND LEASING COSTS
The following table details the Operating Partnership's capital expenditures and leasing costs for the three and six months ended June 30, 1998 and 1997 (in thousands):

-------------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                           ENDED          ENDED          ENDED          ENDED
                                                       JUNE 30, 1998  JUNE 30, 1997  JUNE 30, 1998  JUNE 30, 1997
-------------------------------------------------------------------------------------------------------------------
Building acquisitions(1)(2)                             $ 70,650        $32,060       $250,231       $ 49,758
Development and land acquisition activity(3)(4)           56,284         27,236        116,664         47,827
Non-revenue-producing building
 improvements                                                414            266            792            362
Tenant improvement and leasing costs
 on second-generation leases(5)                            1,366          1,161          3,193          2,094
-------------------------------------------------------------------------------------------------------------------
                                                        $128,714        $60,723       $370,880       $100,041
-------------------------------------------------------------------------------------------------------------------

(1) Building acquisitions in 1998 included two buildings acquired while still under development. Both of these buildings were stabilized at June 30, 1998.
(2) Reflects aggregate acquisition costs including the assumption of indebtedness of $2,949,000 and the issuance of $3,264,000 of Common Units in the three months ended June 30, 1998, and the assumption of indebtedness of $83,846,000, the issuance of $33,088,000 of Common Units and other assumed liabilities, net of other assets, of $4,224,000 in the six months ended June 30, 1998. Reflects aggregate acquisition costs including the assumption of indebtedness of $3,750,000 and the issuance of $13,946,000 of Common Units in the six months ended June 30, 1997.
(3) Includes first-generation leasing costs on stabilized development properties totaling $1,480,000 and $249,000 in the three months ended and $2,023,000 and $1,346,000 in the six months ended June 30, 1998 and 1997, respectively.
(4) Reflects aggregate development and leasing costs including the issuance of $2,191,000 of Common Units and exclusive of the decrease in construction payables of $1,260,000 in the three months ended June 30, 1998, and net of the settlement of real estate loans of $7,898,000, the issuance of $8,490,000 of Common Units and exclusive of the increase in construction payables of $2,467,000 in the six months ended June 30, 1998. Reflects aggregate development and leasing costs exclusive of the decrease in construction payables of $1,119,000 in the three months ended June 30, 1997, and including the assumption of indebtedness of $610,000, the issuance of Common Units of $388,000 and exclusive of the decrease in construction payables of $1,714,000 in the six months ended June 30, 1997.
(5) Includes second-generation leasing costs totaling $630,000 and $510,000 in the three months ended and $1,437,000 and $1,067,000 in the six months ended June 30, 1998 and 1997, respectively.

The following table summarizes by period the Operating Partnership's capitalized tenant improvement and leasing costs incurred in the renewal or re-leasing of previously occupied space for the six months ended June 30, 1998, and the year ended December 31, 1997, respectively. The information detailed below is presented based on the date the tenants occupy the leased space.

CAPITALIZED TENANT IMPROVEMENTS AND LEASING COSTS

--------------------------------------------------------------------------------------------------
                                                                   SIX MONTHS         YEAR
                                                                     ENDED           ENDED
(In thousands, except per square foot information)               JUNE 30, 1998    DEC. 31, 1997
--------------------------------------------------------------------------------------------------
Industrial Properties
 Re-leasing
   Square feet re-leased                                                945          1,073
   Capitalized tenant improvements and leasing commissions           $1,973         $2,276
   Capitalized tenant improvements and leasing commissions
    per square foot                                                  $ 2.09         $ 2.12
 RENEWAL
   Square feet renewed                                                1,039          2,358
   Capitalized tenant improvements and leasing commissions           $  794         $1,392
   Capitalized tenant improvements and leasing commissions
    per square foot                                                  $ 0.76         $ 0.59
 TOTAL
   Square feet                                                        1,984          3,431
   Capitalized tenant improvements and leasing commissions           $2,767         $3,668
   Capitalized tenant improvements and leasing commissions
    per square foot                                                  $ 1.40         $ 1.07
--------------------------------------------------------------------------------------------------
SUBURBAN OFFICE PROPERTIES
 RE-LEASING
   Square feet re-leased                                                 32             69
   Capitalized tenant improvements and leasing commissions           $  109         $  493
   Capitalized tenant improvements and leasing commissions
    per square foot                                                  $ 3.43         $ 7.11
 RENEWAL
   Square feet renewed                                                   65            134
   Capitalized tenant improvements and leasing commissions           $   22         $  267
   Capitalized tenant improvements and leasing commissions
    per square foot                                                  $ 0.34         $ 1.99
 TOTAL
   Square feet                                                           97            203
   Capitalized tenant improvements and leasing commissions           $  131         $  760
   Capitalized tenant improvements and leasing commissions
    per square foot                                                  $ 1.34         $ 3.74
--------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF TENANT AND LEASE EXPIRATION INFORMATION

TENANTS
As of June 30, 1998, the Operating Partnership's properties were leased to 958 tenants including local, regional, national and international companies. The Operating Partnership's 30 largest tenants (measured by annualized base rent for leases in place in stabilized properties and in properties under development or in lease-up where tenants were paying rent at June 30, 1998) occupy a total of approximately 4,583,000 square feet and represent 23.4% of the annualized base rent as shown in the table below.

30 LARGEST TENANTS MEASURED BY ANNUALIZED BASE RENT

---------------------------------------------------------------------------------------------------------------
                                                                                       % OF TOTAL
                                              SQUARE       NUMBER       ANNUALIZED     ANNUALIZED
RANK  TENANT                                   FEET       OF LEASES    BASE RENT(1)    BASE RENT(1)   STATE
---------------------------------------------------------------------------------------------------------------
   1  Northern Telecom, Inc.(2)              401,349          8        $ 3,002,853           2.2%     NC,TN
   2  Scientific Atlanta, Inc.               573,951         11          2,616,594           2.0%       GA
   3  IKON Office Solutions, Inc.            177,000          4          1,468,400           1.1%       GA
   4  Interpath Communications, Inc.          89,630          2          1,416,842           1.1%       NC
   5  GTE Mobilnet Service Corporation       126,124          3          1,351,146           1.0%     GA,NC
   6  360 Communications                     114,476          7          1,299,767           1.0%       NC
   7  Radian International LLC                90,159          2          1,173,802           0.9%       NC
   8  Anixter, Inc.                          178,822          4          1,098,144           0.8%       GA
   9  Tech Data Corporation                  138,996          1          1,009,111           0.7%       FL
  10  Square D Company                       102,262          2            992,016           0.7%     TN,FL
  11  Honeywell, Inc.                         70,016          3            963,953           0.7%       GA
  12  PPD Pharmaco, Inc.                      89,130          5            934,271           0.7%       NC
  13  DeVry Inc.                              64,981          1            928,269           0.7%       GA
  14  The Athlete's Foot Group, Inc.         162,651          1            924,069           0.7%       GA
  15  Merisel, Inc.                          142,487          2            900,147           0.7%       FL
  16  Ingram-Micro, Inc.                     193,973          4            887,002           0.7%     GA,FL
  17  Fisher Scientific Company              223,219          1            875,019           0.7%       GA
  18  Moore U.S.A., Inc.                     200,515          1            812,086           0.6%       TX
  19  National Data Corporation               50,283          4            786,777           0.6%       GA
  20  Data General Corporation                86,000          1            775,720           0.6%       GA
  21  Saab Cars U.S.A., Inc.                  63,625          3            749,509           0.6%       GA
  22  Vanstar Corporation                     86,880          5            740,449           0.6%       GA
  23  Reckitt & Colman, Inc.                 313,900          2            733,120           0.5%       GA
  24  AT&T Corp.                              62,271          4            721,880           0.5%    NC,GA,TN
  25  Quadram Corp./Intelligent Systems      137,100          1            719,775           0.5%       GA
  26  Best Buy Stores, L.P.                  222,643          1            703,552           0.5%       GA
  27  United Healthcare Services, Inc.        72,991          2            699,856           0.5%     GA,SC
  28  Tridom Corporation                      87,017          3            690,045           0.5%       GA
  29  Ahlstrom Recovery, Inc.                 62,893          2            681,698           0.5%       GA
  30  Sally Foster, Inc.                     197,200          2            673,233           0.5%       SC
---------------------------------------------------------------------------------------------------------------
                                           4,582,544         92  $31,329,105          23.4%
---------------------------------------------------------------------------------------------------------------

(1) Annualized cash base rent net of rental concessions, if any, based on leases in place for stabilized properties and in properties under development or in lease-up where tenants were paying rent as of June 30, 1998.
(2) Leases with Northern Telecom totaling 370,824 square feet expire on June 30, 2005, but are subject to an early-termination right that permits Northern Telecom to terminate any of the leases on June 30, 2000, by delivering an early-termination notice to the Operating Partnership on or before June 30, 1999. In the event it exercises its early-termination option, Northern Telecom will be obligated to make certain termination payments to the Operating Partnership.

LEASE EXPIRATIONS
The following tables show scheduled lease expirations for the Operating Partnership's total property portfolio, for its industrial property portfolio and for its suburban office portfolio, respectively, based on leases under which tenants were paying rent in both stabilized and pre-stabilized properties as of June 30, 1998, assuming no exercise of renewal options or termination rights, if any:

-------------------------------------------------------------------------------------------------------------------
                                      SQUARE                      ANNUALIZED     % OF TOTAL
                     YEAR OF           FEET        % OF TOTAL     BASE RENT(1)    ANNUALIZED
                    EXPIRATION    (IN THOUSANDS)   SQUARE FEET   (IN THOUSANDS)  BASE RENT(1)
-------------------------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO
                      1998            2,424          11.1%          $ 13,455         9.6%
                      1999            2,396          10.9%            15,149        10.8%
                      2000            3,530          16.1%            21,525        15.4%
                      2001            2,546          11.6%            15,595        11.2%
                      2002            2,969          13.6%            23,986        17.2%
                      2003            2,344          10.7%            17,809        12.7%
                      2004            1,262           5.8%             7,871         5.6%
                      2005            1,027           4.7%             3,667         2.6%
                      2006              769           3.5%             3,977         2.8%
                      2007            1,318           6.0%             7,917         5.7%
                      2008              563           2.6%             3,586         2.6%
                      2009               20           0.1%               157         0.1%
                      2010               65           0.3%                90         0.1%
                      2011              350           1.6%             1,784         1.3%
                 2012 and later         319           1.4%             3,233         2.3%
-------------------------------------------------------------------------------------------------------------------
                                     21,902(2)      100.0%          $139,801       100.0%
-------------------------------------------------------------------------------------------------------------------
INDUSTRIAL PROPERTIES
                      1998            2,181          11.0%          $ 10,043         9.2%
                      1999            2,209          11.2%            12,970        11.8%
                      2000            3,288          16.6%            18,134        16.5%
                      2010            2,433          12.3%            13,954        12.7%
                      2002            2,550          12.9%            16,920        15.4%
                      2003            2,052          10.4%            12,928        11.8%
                      2004            1,150           5.8%             5,995         5.5%
                      2005              996           5.0%             3,207         2.9%
                      2006              748           3.8%             3,608         3.3%
                      2007            1,262           6.4%             7,327         6.7%
                      2008              477           2.4%             2,056         1.9%
                      2009               20           0.1%               157         0.1%
                      2010                0           0.0%                 0         0.0%
                      2011              293           1.5%             1,704         1.6%
                 2012 and later         104           0.6%               701         0.6%
-------------------------------------------------------------------------------------------------------------------
                                     19,763         100.0%          $109,704        100.0%
-------------------------------------------------------------------------------------------------------------------
                                                                                 (Table continued on following page)

-------------------------------------------------------------------------------------------------------------------
                                       SQUARE                      ANNUALIZED     % OF TOTAL
                     YEAR OF            FEET       % OF TOTAL     BASE RENT(1)    ANNUALIZED
                    EXPIRATION     (IN THOUSANDS)  SQUARE FEET   (IN THOUSANDS)  BASE RENT(1)
-------------------------------------------------------------------------------------------------------------------
SUBURBAN
OFFICE PROPERTIES
                      1998              230           13.4%          $ 3,216        12.0%
                      1999              140            8.1%            1,757         6.6%
                      2000              190           11.1%            2,833        10.6%
                      2001              110            6.4%            1,587         5.9%
                      2002              416           24.2%            7,007        26.2%
                      2003              284           16.5%            4,687        17.5%
                      2004              104            6.1%            1,700         6.4%
                      2005               26            1.5%              382         1.4%
                      2006               17            1.0%              310         1.2%
                      2007               56            3.3%              590         2.2%
                      2008               79            4.6%            1,530         5.7%
                      2009                0            0.0%                0         0.0%
                      2010                0            0.0%                0         0.0%
                      2011                0            0.0%                0         0.0%
                  2012 and later         65            3.8%            1,164         4.3%
-------------------------------------------------------------------------------------------------------------------
                                      1,717          100.0%          $26,763       100.0%
-------------------------------------------------------------------------------------------------------------------

(1) Annualized base rent represents the annualized monthly base rental at the time of lease expiration.
(2) The total square footage as of June 30, 1998, is comprised of approximately 21,388,000 square feet of leases in in-service properties, and approximately 514,000 square feet of leases in properties under development or in lease-up where tenants are paying rent as of June 30, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1997, SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" was issued prescribing new guidelines for the reporting of segment data. SFAS 131 will apply to all public, for-profit companies and will be effective for the Operating Partnership beginning with the fourth quarter and year ending December 31, 1998. The Operating Partnership is reporting under prior accounting standards, but may be required to provide certain segment disclosures under SFAS 131. The Operating Partnership continues to evaluate the disclosure provisions of SFAS 131 and plans to adopt SFAS 131 in it financial statements for the year ending December 31, 1998.

In March 1998, Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisition," was issued prescribing that internal acquisition costs relating to the acquisition of operating real estate properties should be expensed as incurred. Previously, the Operating Partnership capitalized such costs to its acquisition properties. The implementation of this new guidance will not have a material impact on the Operating Partnership's financial statements.

In June 1998, SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities," was issued prescribing new accounting standards for the accounting and disclosures of derivative instruments and hedging transactions. SFAS 133 will be effective for the Operating Partnership beginning January 1, 2000. The Operating Partnership is evaluating the provisions of SFAS 133 and plans to adopt SFAS 133 in its financial statements beginning in 2000.

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

OTHER MATTERS
The Operating Partnership continues to assess the potential impact of the year 2000 on the processing of date-sensitive information by the Operating Partnership's hardware and software information systems. The year 2000 issue is the result of many computer programs recognizing a date ending with "00" as the year 1900 rather than the year 2000, causing potential system failures or miscalculations which could result in disruptions of normal business operations. The Operating Partnership's primary financial and operating systems are supplied by third-party suppliers. Based on communications with these third-party suppliers, evaluations of third-party systems and internal assessments of in-house information systems, the costs of addressing potential year 2000 issues are not expected to have a material adverse impact on the Operating Partnership's financial position, results of operations or cash flows in future periods. In fact, most of the Operating Partnership's software systems are either currently year 2000 compliant or will be compliant well in advance of January 1, 2000. However, such conclusions are based upon communications, evaluations and assessments to date, and if future negative events occur which can not be resolved in a timely manner, it could results in material financial risk to the Operating Partnership. To date, the Operating Partnership has not incurred any material incremental costs relating to this matter.

Additionally, the Company is assessing the potential impact of the year 2000 issue resulting from the potential failure of its key building mechanical systems and the failure of its major vendors, suppliers and tenants to be year 2000 compliant. Any significant failures in these areas could result in a material disruption of the Company's business. The Company anticipates the completion of its assessments and evaluations in these areas by early 1999. The Operating Partnership plans to allocate the time and resources necessary to timely resolve any significant year 2000 issues.

PART II - OTHER INFORMATION
ITEM 2 - CHANGE IN SECURITIES

       During the three months ended June 30, 1998, the Operating Partnership issued a total of 171,142 Common Units, in full or partial consideration for the acquisition of real estate properties. The aggregate value of the properties acquired by the Operating Partnership in exchange for such Common Units was approximately $5,455,000. Common Units are convertible by their holders into shares of Company common stock on a one-for-one basis, or into cash, at the Company's option. The Common Units were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the acquisition agreements. Certain of these Common Units are subject to registration rights and lock-up agreements which generally restrict the disposition of the Common Units until the designated lock-up periods expire.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 - Syndicated Credit Agreement dated July 1, 1998, by and among Weeks Realty, L.P., as borrower, Weeks Corporation, Weeks GP Holdings, Inc., and Weeks LP Holdings, Inc., as guarantors, and Wachovia Bank, N.A., as agent bank for syndicated bank group.

          10.2 - Swing Credit Agreement dated July 1, 1998, by and among Weeks Realty, L.P., as borrower, Weeks Corporation, Weeks GP Holdings, Inc., and Weeks LP Holdings, Inc., as guarantors, and Wachovia Bank, N.A., as lender.

          10.3* - Asset Purchase Agreement dated April 23, 1998, among MEPC PLC and Weeks Realty, L.P., and certain other purchases as described therein.

          10.4 - Tenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated April 3, 1998.

          10.5 - Eleventh Amendment to Seconded Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated May 26, 1998.

          10.6 - Twelfth Amendment to Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated June 3, 1998.

          27.1 -  Financial data schedule.

     (b)  Reports on Form 8-K

          Form 8-K dated June 16, 1998 and filed on June 16, 1998, reporting the acquisition of real estate properties on June 1, 1998.


     * Filed as an exhibit to the Operating Partnership's Current Report on Form 8-K dated June 16, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WEEKS REALTY, L.P.
                                           ---------------------------------
                                           (Registrant)

                                           By:  Weeks GP Holdings, Inc.,
                                                As General Partner



August 14, 1998                            /s/ A. R. Weeks, Jr.
                                           ---------------------------------
                                           A. R. Weeks, Jr.
                                           Chairman of the Board and
                                           Chief Executive Officer



August 14, 1998                            /s/ David P. Stockert
                                           ----------------------------------
                                           David P. Stockert
                                           Senior Vice President and
                                           Chief Financial Officer

                                 EXHIBIT INDEX

  Exhibit No.   Description
--------------------------------------------------------------------------------
     10.1 Syndicated Credit Agreement dated July 1, 1998, by and among Weeks Realty, L.P., as borrower, Weeks Corporation, Weeks GP Holdings, Inc., and Weeks LP Holdings, Inc., as guarantors, and Wachovia Bank, N.A., as agent bank for syndicated bank group.

     10.2 Swing Credit Agreement dated July 1, 1998, by and among Weeks Realty, L.P., as borrower, Weeks Corporation, Weeks GP Holdings, Inc., and Weeks LP Holdings, Inc., as guarantors, and Wachovia Bank, N.A., as lender.

     10.3* Asset Purchase Agreement dated April 23, 1998, among MEPC PLC and Weeks Realty, L.P., and certain other purchases as described therein.

     10.4 Tenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated April 3, 1998.

     10.5 Eleventh Amendment to Seconded Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated May 26, 1998.

     10.6 Twelfth Amendment to Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated June 3, 1998.

     27.1      Financial data schedule.

* Filed as an exhibit to the Operating Partnership's Current Report on Form 8-K dated June 16, 1998.