Form 10-K
period 1998-12-31
WEEKS REALTY L P
filed 1999-03-31
CIK 930082

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

                         FOR ANNUAL TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
 [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR
 [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____ to _____

                       Commission file number 001-13254

                              WEEKS REALTY, L.P.
            (Exact name of registrant as specified in its charter)

               Georgia                               58-2121388
       (State of incorporation)         (I.R.S. Employer Identification No.)


           4497 Park Drive                              30093
          Norcross, Georgia                          (Zip Code)
   (Address of principal executive
               offices)

      Registrant's telephone number, including area code: (770) 923-4076

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class            Name of exchange on which registered
Units of Limited Partnership Interest                Not applicable
              ("Units")

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

   The aggregate market value of the Common Units held by non-affiliates was approximately $622,596,000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item No.                    FINANCIAL INFORMATION                     Page No.
 --------                    ---------------------                     --------

                                    PART I

   1.     Business..................................................       3

   2.     Properties................................................      13

   3.     Legal Proceedings.........................................      24

   4.     Submission of Matters to a Vote of Security Holders.......      24

                                    PART II

          Market for Registrant's Common Equity and Related
   5.     Shareholder Matters.......................................      25

   6.     Selected Financial Data...................................      26

   7.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................      28

          Quantitative and Qualitative Disclosures about Market
   7A     Risks.....................................................      42

   8.     Financial Statements and Supplementary Data...............      42

   9.     Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.......................      42

                                   PART III

  10.     Directors and Executive Officers of the Registrant........      43

  11.     Executive Compensation....................................      47

          Security Ownership of Certain Beneficial Owners and
  12.     Management................................................      55

  13.     Certain Relationships and Related Transactions............      59

                                    PART IV

          Exhibits, Financial Statement Schedule and Reports on Form
  14.     8-K.......................................................      62

                                     PART I

ITEM 1. BUSINESS

                           THE OPERATING PARTNERSHIP

   Weeks Realty, L.P. (a Georgia limited partnership, the "Operating Partnership" or "Registrant") and its subsidiaries own, operate, develop, construct, acquire and manage industrial and suburban office buildings in the southeast United States and Texas. Weeks Corporation (a Georgia corporation), through its wholly owned subsidiaries, Weeks GP Holdings, Inc. ("Weeks GP") and Weeks LP Holdings, Inc. ("Weeks LP"), referred to herein as the "Company," is the sole general partner and a limited partner and owns a majority interest in the Operating Partnership. The Operating Partnership, including the operations of its subsidiaries, conducts substantially all of the on-going operations of Weeks Corporation, a publicly traded company that operates as a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Since 1965, the Operating Partnership, together with its affiliates and predecessors, has developed, owned, managed, constructed and acquired primarily institutional-quality industrial and suburban office properties in select metropolitan markets in the southeast United States and Texas.

   The Operating Partnership, including the operating entities described below, is the entity through which all of the Company's operations are conducted. At December 31, 1998, the Company controlled the Operating Partnership as the holder of a 72.9% ownership interest in the Operating Partnership. At December 31, 1998, the Company owned the sole 1.3% general partnership interest in the Operating Partnership through Weeks GP and a 71.6% limited partnership interest through Weeks LP. Additionally, at December 31, 1998, Weeks LP owns all of the 6,000,000 series A preferred units outstanding, as discussed below. The other limited partners of the Operating Partnership are those individuals and entities (including certain officers and directors of the Company) (i) who, at the time of the Company's initial public offering, elected to hold all or a portion of their respective interests in the Company in the form of Units rather than receiving shares of the Company's common stock and (ii) who have contributed, directly or indirectly, certain assets, properties and businesses to the capital of the Operating Partnership (collectively, the "Limited Partners"). At December 31, 1998, the Operating Partnership had 26,988,413 common units of limited partnership interest ("Common Units"), 6,000,000, 8% series A preferred units, 1,400,000, 8% series C preferred units and 2,600,000, 8.625% series D preferred units outstanding. The Common Units have substantially the same economic characteristics as the Company's common stock. The series A preferred units have substantially the same economic characteristics as the Company's series A preferred stock. The series A, C and D preferred units carry cumulative distribution requirements and have liquidation preferences of $25.00 per unit.

   Each Common Unit may be redeemed by the holder thereof for either one share of the Company's common stock or cash equal to the fair market value thereof at the time of such redemption, at the option of the Company. As of December 31, 1998, the Company had issued common stock in connection with all redemptions. With each redemption of outstanding Common Units for the Company's common stock, the Company's percentage ownership in the Operating Partnership will increase. In addition, whenever the Company issues shares of its equity securities, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Units to either Weeks GP or Weeks LP, as appropriate, having substantially the same economic characteristics as the equity securities issued by the Company. The Company's weighted average ownership interest in the Operating Partnership was 73.7% and 76.5% for the years ended December 31, 1998 and 1997, respectively. Both Weeks GP and Weeks LP are qualified REIT subsidiaries within the meaning of Section 856(i)(2) of the Code and their existence is disregarded for federal income tax purposes.

   As of December 31, 1998, the Operating Partnership's in-service property portfolio consisted of 282 industrial properties, 32 suburban office properties and five retail/ground leased properties comprising 25,797,000 square feet. In-service properties exclude properties under development which are not yet stabilized

(i.e., substantially leased) and properties under agreement to acquire. As of December 31, 1998, the Operating Partnership's primary markets and the concentration of the Operating Partnership's portfolio (based on square footage of in-service properties) are Atlanta, Georgia (56.8%), Nashville, Tennessee (10.5%), Raleigh-Durham-Chapel Hill (the "Research Triangle"), North Carolina (9.8%), Miami, Florida (9.5%), Dallas, Texas (5.4%), Orlando, Florida (3.3%), Jacksonville, Florida (2.5%), Spartanburg, South Carolina (1.5%), and Tampa, Florida (0.7%). In addition, 54 industrial, suburban office and retail properties were under development, in lease-up or under agreement to acquire at December 31, 1998, comprising an additional 5,923,000 square feet (see "Properties" below).

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

   The Operating Partnership conducts its third-party service businesses through two companies (the "Service Companies"): Weeks Realty Services, Inc. ("Weeks Realty Services"), conducts third-party landscape, property management and leasing services, and Weeks Construction Services, Inc. ("Weeks Construction Service"), conducts third-party construction services. The Operating Partnership holds 100% of the nonvoting and 1% of the voting common stock of these Subsidiaries. The remaining voting common stock is held by three executive officers of the Operating Partnership. The ownership of the common stock of the Service Companies entitles the Operating Partnership to substantially all (99%) of the economic benefits from the results of the Service Companies' operations (see Notes 2 and 5 to the consolidated financial statements).

   Certain of the Operating Partnership's operating real estate assets are owned through subsidiary limited liability companies and partnerships. At December 31, 1998, the Operating Partnership owned 23 operating buildings totaling approximately 2,446,000 square feet and approximately five acres of land subject to ground leases located in Miami, Florida and owned four operating buildings totaling approximately 241,000 square feet located in the Research Triangle area of North Carolina through such entities. The Operating Partnership also owns a 50% interest in an 86,000 square foot building in Atlanta, Georgia through a 50% owned limited liability company.

   In addition, the Operating Partnership owns or owns indirect interests in certain buildings under development through limited liability companies and partnerships. At December 31, 1998, the Operating

Partnership owned five buildings in Miami/Ft. Lauderdale, Florida, one building in Orlando, Florida and one building in Atlanta, Georgia totaling approximately 900,000 square feet through such entities.

   The Operating Partnership will terminate on the earlier of a sale of all or substantially all of its assets, the election of the general partner (with the consent of the limited partners) to dissolve the Operating Partnership, or December 31, 2093.

   Based on Common Units outstanding on February 28, 1999, executive officers and directors of the Company own approximately 14% of the Common Units of the Operating Partnership, including those Common Units attributable to shares of the Company that are owned by such executive officers and directors.

   The Annual Report on Form 10-K, including documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the events and results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the general economic climate, competition and the supply of and demand for industrial and suburban office properties in the Operating Partnership's markets, interest rate levels, the availability of financing, potential environmental liability and other risks associated with the ownership, development and acquisition of properties, including risks that tenants will not take or remain in occupancy or pay rent, or that construction or operating costs may be greater than anticipated, and those discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing elsewhere herein.

Operating Partnership History

   The Operating Partnership's predecessor entitles were founded in 1965 by A.R. Weeks, Sr., the father of A. Ray Weeks, Jr., the Company's Chairman of the Board and Chief Executive Officer. Under the leadership of A. Ray Weeks, Jr. and Forrest W. Robinson, the Company's President and Chief Operating Officer, the Operating Partnership's predecessor entities operated as a private real estate organization until August 1994, when the Company completed an initial public offering and elected to be taxed as a REIT and the Operating Partnership was formed. Thomas D. Senkbeil joined the Company as Vice Chairman of the Board and Chief Investment Officer in October 1992. Prior to joining the Company, Mr. Senkbeil had been a principal in another real estate development and management firm in Atlanta, Georgia.

   In November 1996, the Operating Partnership completed the initial phase of the acquisition of the properties and related operations of NWI Warehouse Group, L.P. ("NWI"), and Buckley & Company Real Estate, Inc. ("Buckley"), each of Nashville, Tennessee (see Note 3 to the consolidated financial statements). Through that transaction, the Operating Partnership established a presence in Nashville, Tennessee, and both of the principals of NWI and Buckley, John W. Nelley, Jr., and Albert W. Buckley, Jr., joined the Company as Managing Directors with responsibility for the Operating Partnership's activities in Nashville, Tennessee. In December 1996, the Operating Partnership completed the initial phase of its acquisition of the properties and related operations of Lichtin Properties, Inc. ("Lichtin"), of the Research Triangle area of North Carolina (see Note 3 to the consolidated financial statements). Through that transaction, the Operating Partnership established a presence in the Research Triangle, and Harold S. Lichtin, the President of Lichtin, joined the Company's Board of Directors. John W. Nelley, Jr., and Harold S. Lichtin currently serve on the Company's Board of Directors.

   In January 1998, the Operating Partnership acquired a 2,477,000 square foot, 24-building property portfolio in Miami, Florida (see Note 3 to the consolidated financial statements) and in February 1998, one of the Service Companies acquired a one-third interest in Codina Group, Inc., a South Florida commercial and industrial real estate services company that developed the portfolio (see Note 5 to the consolidated financial statements). St. Joe Corporation, a publicly traded company which, through its subsidiaries, is the largest single private landowner in the State of Florida, also purchased a one-third interest in Codina Group, Inc. Through these combined transactions, the Operating Partnership established a presence in South Florida with the intention of pursuing development and acquisition opportunities in the area.

   In June 1998, the Operating Partnership entered into the Dallas/Ft. Worth market through the acquisition of real estate properties. During 1998, the Operating Partnership established an office presence in Dallas, Texas for the purpose of expanding the Operating Partnership's real estate holdings and operations in Texas. The establishment of a local office in Dallas, Texas is similar to the Operating Partnership's strategy of establishing local offices in Orlando, Tampa and Jacksonville, Florida.

   The Company was incorporated in Georgia as A. R. Weeks & Associates Inc. in 1983. The Company changed its name to Weeks Corporation in June 1994. The Company's executive offices are located at 4497 Park Drive, Norcross, Georgia, 30093 and its telephone number is (770) 923-4076. Weeks GP and Weeks LP, both Georgia Corporations, were incorporated in October 1996. The Operating Partnership is a Georgia limited Partnership that was formed in June 1994 for the purpose of consolidating the operating and development businesses of the Company and a portfolio of certain properties described herein. The Company, the Operating Partnership and the Service Companies currently employ approximately 576 full-time employees.

Recent Developments

   On March 1, 1999, the Company announced that it had entered into an Agreement and Plan of Merger with Duke Realty Investments, Inc., an Indiana based REIT specializing in industrial and office building development and ownership whose common stock is traded on the New York Stock Exchange under the trading symbol "DRE" ("Duke"), and that the Operating Partnership had entered into an Agreement and Plan of Merger with Duke Realty Limited Partnership, the operating partnership through which Duke owns and manages its properties ("Duke OP"). These agreements provide for the merger of the Company with and into Duke and the merger of the Operating Partnership with and into Duke OP. After the effective time of the mergers, Duke will change its name to Duke-Weeks Realty Corporation.

   The consummation of the transactions contemplated by the merger agreements is expected to occur in the second or third quarter of 1999, and is subject to approval by the stockholders of Duke and the shareholders of the Company and satisfaction of certain other customary closing conditions. There can be no assurance that the transactions contemplated by the merger agreements will be consummated. For a more complete description of the pending merger transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

   Numerous properties compete with the Operating Partnership's properties in attracting tenants and corporate users. Some of these competing properties may be newer or better located than the Operating Partnership's properties. The number of competitive industrial or suburban office properties and the availability of land suitable for industrial or suburban office development in a particular area could have a material effect on the Operating Partnership's ability to lease or develop space. The Operating Partnership may be competing with other developers that have greater resources than the Operating Partnership. In addition, in order to maintain its qualification as a REIT, the Operating Partnership will be required under the Code to distribute annually significant amounts of cash from operations, while some of its competitors may be able to retain more of their working capital to finance projects.

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

   The Operating Partnership regularly makes capital expenditures and reviews the conditions of its properties and its land held for development in order to maintain compliance with applicable environmental laws. Based on facts currently known to it, the Operating Partnership does not believe it will be required under existing environmental laws to expend amounts that would have a material adverse effect on its results of operations, financial condition or liquidity. However, no assurance can be given that material environmental liabilities do not exist, that any prior owner or operator of a property or land held for development did not create any material environmental condition not known to the Operating Partnership, that a material environmental condition does not otherwise exist as to any one or more of the properties or land held for development, or that future uses and conditions (including changes in applicable environmental laws and regulations and the uses and conditions of properties in the vicinity, such as leaking underground storage tanks and the activities of the tenants) will not result in the imposition of environmental liability. No material expenditures were made by the Operating Partnership in 1998, 1997 or 1996 relating to environmental matters.

                 INVESTMENT OBJECTIVES AND OPERATING STRATEGIES

   The Operating Partnership's primary investment objectives are to increase shareholder value and to increase per share cash available for distribution by
(1) developing institutional-quality, functional multi-tenant and build-to-suit industrial and suburban office properties, (2) acquiring industrial and suburban office properties in strategic locations where the Operating Partnership can establish or enhance its market presence, (3) maximizing cash flow through active leasing and management of its properties, and (4) expanding strategically into new geographic markets. The Operating Partnership has structured its operations, as discussed in more detail below, to meet these investment objectives.

Fully Integrated Real Estate Organization

   The Operating Partnership is a fully integrated real estate company with resources dedicated to:

                                          .  landscaping
                .  marketing


                                          .  property management
                .  development


                                          .  civil engineering
                .  construction


                                          .  legal
                .  investment analysis


                                          .  design
                .  asset management


                                          .  information systems
                .  financing

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

Market Focus

   The Operating Partnership focuses its activities in what it believes are some of the fastest growing markets in the southeast United States and Texas. As detailed below, the states where the Operating Partnership focuses its activities have generally experienced greater percentage growth in population and employment than the United States as a whole.

                        Population and Employment Growth
                              (percentage change)

                                                                   Non-Farm
                                             Population Growth Employment Growth
                                               Jul '97--Jul       Jan '98--Jan
                                                  '98(a)             '99(b)
                                             ----------------- -----------------
   Florida..................................        1.6%              4.0%
   Georgia..................................        2.0%              3.1%
   North Carolina...........................        1.6%              3.2%
   South Carolina...........................        1.3%              3.3%
   Tennessee................................        1.1%              1.5%
   Texas....................................        1.9%              3.1%
   U.S. Average.............................        1.0%              2.2%

--------
(a) Source: U.S. Census Bureau.
(b) Source: Bureau of Labor Statistics.

   Metropolitan Atlanta, Georgia. The Operating Partnership was founded and is currently headquartered in metropolitan Atlanta, and is one of metropolitan Atlanta's largest industrial property owners. Metropolitan Atlanta's rapid growth in both employment and population is due in part to its role as a business and distribution center for the entire Southeast.

   According to Jamison Research, Inc. ("Jamison"), which publishes data on metropolitan Atlanta's industrial and office real estate markets, the metropolitan area in 1998 recorded industrial net absorption of approximately
11.0 million square feet, and over the past five years, metropolitan Atlanta's industrial net absorption has totaled more than 60.0 million square feet. Also according to Jamison, metropolitan Atlanta's office market recorded net absorption of approximately 5.6 million square feet during 1998. The approximately 16.6 million square feet of combined industrial and office net absorption in metropolitan Atlanta in 1998, compares with approximately 17.0 million square feet in 1997.

   The Operating Partnership's completed and in-service properties located in metropolitan Atlanta comprised approximately 93% industrial properties and approximately 7% suburban office properties at December 31, 1998, and had an average occupancy rate on such date of 95.4%, nearly four percentage points better than the overall market occupancy, according to figures published by Jamison.

   The Operating Partnership believes that one of the reasons that the occupancy rate of its metropolitan Atlanta properties is higher than the overall market is that it generally focuses its activities on the submarkets that are among the metropolitan area's strongest. According to Jamison, the major submarkets where the

Operating Partnership generally focuses its activities accounted for less than 60% of metropolitan Atlanta's approximately 441 million square feet of industrial and office space at December 31, 1998, but recorded more than 85% of the metropolitan area's net absorption in 1998. The Operating Partnership allocates its development activity in metropolitan Atlanta among all four of its primary industrial and suburban office property types and among a number of distinct submarkets, based on its determination of supply and demand conditions.

   Nashville, Tennessee. The Operating Partnership entered the Nashville market in November 1996 with its acquisition of NWI (see Note 3 to the consolidated financial statements). Like Atlanta, Nashville is the state capital and has a well-developed transportation infrastructure. Nashville is also well located as a point of distribution. According to the Nashville Area Chamber of Commerce, Nashville lies within a 600 mile radius of 50% of the United States population.

   At December 31, 1998, all of the Operating Partnership's completed and in-service properties in Nashville are industrial properties and had an average occupancy rate on such date of 96.5%.

   Research Triangle, North Carolina. The Operating Partnership entered the Research Triangle area of North Carolina in December 1996 with its acquisition of Lichtin (see Note 3 to the consolidated financial statements). The Research Triangle market is characterized as a center for high technology, communications, research and development and health care, and attracts many of its employees from its three universities: Duke University, The University of North Carolina and North Carolina State University. Research Triangle Park, which is located adjacent to most of the Operating Partnership's portfolio, is one of the nation's largest planned research parks, with more than 70 national and international research organizations employing over 35,000 people. Research Triangle Park generally consists of corporate-owned facilities devoted to research and development. Many of the Operating Partnership's properties house administrative, technology and service functions that complement the activities of businesses with facilities located within Research Triangle Park.

   The Operating Partnership's completed and in-service properties in the Research Triangle comprised 23 industrial properties and 11 suburban office properties at December 31, 1998, and had an average occupancy rate on such date of 93.2%.

   Orlando, Florida. The Operating Partnership entered the Orlando market in April 1995 with the purchase of an approximately 190,000 square foot portfolio of industrial properties. The Operating Partnership's decision to expand into Orlando was based in part on the city's geographic location as a point of distribution for the state of Florida, the most highly populated state in the Southeast. Since entering Orlando in 1995, the Operating Partnership has increased its portfolio of in-service properties to approximately 858,000 square feet as of December 31, 1998, and has opened a local office. All of the Operating Partnership's 12 completed and in-service properties in Orlando at December 31, 1998, are industrial properties, and these properties had an average occupancy rate on such date of 97.5%.

   Tampa, Florida. The Operating Partnership entered the Tampa market in 1997, with plans to develop two new business parks, totaling approximately 1.5 million square feet. At year-end, the Operating Partnership's 174,000 square foot in-service property was 100%. The Operating Partnership currently maintains a local office in Tampa and also uses personnel located in the Operating Partnership's Orlando, Florida office to support its Tampa operations.

   Jacksonville, Florida. The Operating Partnership entered the Jacksonville market in 1997 by acquiring the rights to the remaining land at Jacksonville International Tradeport, the only industrial park in a tax increment financing district, located near the Jacksonville International Airport. The Operating Partnership estimates that the development potential of this land at December 31, 1998, may total more than 2.0 million square feet. The Operating Partnership's Jacksonville office is lead by two local market officers who have primary responsibility for developing Jacksonville International Tradeport. The Operating Partnership's 10 in-service properties in Jacksonville were 93.5% occupied as of December 31, 1998.

   Miami, Florida. The Operating Partnership entered the Miami market in early 1998 through the acquisition of Beacon Centre, a 24-building, 2.5 million square foot mixed use industrial, office and retail development, located near the Miami International Airport. In connection with the acquisition of Beacon Centre, the Operating Partnership also acquired a one-third interest in Codina Group, Inc., a South Florida commercial and industrial real estate services company that developed the property (see notes 3 and 5 to the consolidated financial statements). St. Joe Corporation, a publicly traded company which, through its subsidiaries, is the largest single private landowner in the State of Florida, also purchased a one-third interest in Codina Group, Inc. Through these combined transactions, the Operating Partnership is pursuing additional development and acquisition activity throughout South Florida.

   Dallas/Ft. Worth, Texas. The Operating Partnership entered the Dallas/Ft. Worth market in 1998 through the acquisition of nine industrial buildings totaling approximately 1.9 million square feet and approximately 68.0 acres of undeveloped land. The Operating Partnership hired a local market officer whose primary responsibilities are to manage the existing portfolio and expand the Operating Partnership's operations in Texas through both development and acquisition of properties.

   Spartanburg, South Carolina. Spartanburg is the Operating Partnership's smallest market and is served out of the Operating Partnership's Atlanta headquarters. The Operating Partnership's activities in Spartanburg consist of properties owned and developed at Hillside business park. Hillside is located one exit north on I-85 from BMW's automobile production facility that opened in 1995. The occupancy rate of the Operating Partnership's approximately 386,000 square feet of three completed and in-service industrial properties in Spartanburg was 100% as of December 31, 1998.

                            BUSINESS GROWTH STRATEGY

Development

   The Operating Partnership is an experienced developer of institutional-quality, general purpose industrial and suburban office multi-tenant and build-to-suit properties, and has personnel engaged in all phases of the development process, including market analysis, site selection, zoning, design, civil engineering, construction and landscaping. The Operating Partnership currently has adequate sources for raw materials needed to construct its new properties, including access to qualified labor and subcontractors. In 1998 and 1997, the Operating Partnership completed and stabilized 45 development properties and three property expansions totaling approximately 5.3 million square feet.

Acquisitions

   The Operating Partnership balances its development activity by making opportunistic acquisitions in strategic locations that establish or enhance the Operating Partnership's market position, or where the Operating Partnership's skills and market knowledge can enhance value through additional development, property management or physical upgrades. In 1998 and 1997, the Operating Partnership acquired 85 properties totaling approximately 7.0 million square feet.

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

   Both development and acquisitions also involve risks that the Operating Partnership will fail to obtain adequate sources of financing (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources").

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

   At December 31, 1998, the Operating Partnership owned or controlled (through agreements to purchase, joint ventures, options and marketing and development agreements) approximately 1,871 net usable acres of undeveloped land, located primarily in existing business parks with zoning and infrastructure in place. The Operating Partnership believes the development potential of this land may total approximately 19.6 million square feet (see "Properties").

Internal Growth

   The Operating Partnership attempts to maximize its available cash flow by increasing the occupancy rate of those properties that are not fully leased, maintaining high occupancy rates, raising effective rental rates and controlling operating expenses and capital expenditures. The occupancy rate of the Operating Partnership's in-service properties (i.e., those having reached substantial lease-up) was 94.7% as of December 31, 1998. The Operating Partnership believes that its emphasis on providing quality facilities and client service has resulted in a high retention of its tenants and low turnover. Of the leases that expired in 1998 (representing approximately 4.0 million square feet), tenants occupying approximately 70% of such space renewed their leases with the Operating Partnership or expanded into larger spaces under new leases with the Operating Partnership. These expansions totaled approximately 1,800,000 square feet. The Operating Partnership believes that this high retention of its tenants results in lower re-leasing costs and decreased potential loss due to vacancy.

   The leases for the Operating Partnership's properties have terms ranging from one to fifteen years, with terms for multi-tenant properties typically between three and five years and for build-to-suit properties typically between seven and ten years. Typically, the tenant in a multi-tenant property pays for increases in taxes, operating costs and insurance above a base year level. For build-to-suit properties, the tenant typically pays for all taxes, insurance and operating costs. Approximately 69% of the Operating Partnership's leases (based on leased square footage as of December 31, 1998) contain contractual rent escalations.

   The high average occupancy of the Operating Partnership's in-service properties reflects the generally strong supply and demand conditions in its markets. As a result, the Operating Partnership continues to be able to increase average rents and generally to avoid offering tenant concessions. During 1998, the Operating Partnership renewed or re-leased approximately
4.0 million square feet of second-generation space in its properties. Cash-basis rental rates on a comparable space basis increased by an average of 5.9%, calculated by comparing the initial cash-basis rent to be paid by the tenant under the new or renewed lease with the ending cash-basis rent paid by the tenant under the previous lease on the same space.

   As shown in the table provided under "Properties--Tenants," no single tenant accounted for more than 1.9% of annualized base rent from leases under which tenants were paying rent as of December 31, 1998.

Geographic Expansion

   From the Operating Partnership's base in metropolitan Atlanta, Georgia, the Operating Partnership intends to continue expanding carefully into new markets. The Operating Partnership expands into other markets only when it believes it can achieve over time a significant market presence. The Operating Partnership's geographic expansion activities to date have included the 1990 expansion into Spartanburg, South Carolina, the 1995 expansion into Orlando, Florida, the 1996 expansions into Nashville, Tennessee and the Research Triangle area of North Carolina, the 1997 expansions into Tampa and Jacksonville, Florida and the 1998 expansions into Miami and the greater South Florida markets and the Dallas, Texas market. As a result of its geographic expansion, the Operating Partnership has reduced its concentration of properties in metropolitan Atlanta, Georgia, to 56.8% at December 31, 1998 (based on square footage of in-service properties, excluding properties under development and/or under agreement to acquire), from 95% at December 31, 1995 (calculated on the same basis). The Operating Partnership's concentration in metropolitan Atlanta, Georgia is expected to continue to decline with the expansions into additional markets. For a breakdown of the Operating Partnership's properties by market, including properties under development or in lease-up or under agreement to acquire, see "Properties".

ITEM 2. PROPERTIES

   As of December 31, 1998, the Operating Partnership owned or had agreements to acquire 373 properties, including 52 properties that were under development or in lease-up and two properties which were under agreement to acquire. Four of these properties were held in 50% owned entities and one property under development was held in an 85% owned joint venture. Of these 373 properties, 322 were industrial buildings, 46 were office buildings and five were retail buildings. The Operating Partnership's 319 completed and in-service properties (i.e., excluding properties under development or in lease-up or under agreement to acquire) were 94.7% occupied at December 31, 1998.

   The following table sets forth, as of December 31, 1998, the location and type of property by square feet for the 373 properties discussed above.

                        Location and Type of Properties
                                (by square feet)

                                                                                                        Percent
                           Business     Bulk     Business     Total     Suburban                          of
Location                 Distribution Warehouse   Service   Industrial   Office    Retail     Total      Total
--------                 ------------ ---------  ---------  ----------  ---------  -------  ----------  -------
Atlanta, GA.............   7,763,742  5,380,898  1,731,487  14,876,127  1,374,740   48,977  16,299,844    51.4%
Nashville, TN...........   2,030,751    731,886    633,199   3,395,836    174,436      --    3,570,272    11.3%
Research Triangle, NC...     867,175        --   1,092,418   1,959,593  1,308,313      --    3,267,906    10.3%
Miami, FL...............   2,310,596        --     105,980   2,416,576     63,240  415,855   2,895,671     9.1%
Dallas/Ft. Worth, TX....     241,029  1,682,217        --    1,923,246    152,000      --    2,075,246     6.5%
Orlando, FL.............     394,657    689,883    288,487   1,373,027    109,021      --    1,482,048     4.7%
Jacksonville, FL........         --     732,130        --      732,130     72,205      --      804,335     2.5%
Spartanburg, SC.........     198,000    293,200        --      491,200        --       --      491,200     1.5%
Tampa, FL...............     160,680    173,514        --      334,194    125,000      --      459,194     1.4%
Ft. Lauderdale, FL......     275,336        --         --      275,336     99,000      --      374,336     1.3%
                          ----------  ---------  ---------  ----------  ---------  -------  ----------   -----
Total...................  14,241,966  9,683,728  3,851,571  27,777,265  3,477,955  464,832  31,720,052   100.0%
                          ==========  =========  =========  ==========  =========  =======  ==========   =====
Percent of Total........        44.9%      30.5%      12.1%       87.5%      11.0%     1.5%      100.0%
                          ==========  =========  =========  ==========  =========  =======  ==========

   Included in the 373 properties discussed above are 21 industrial properties totaling approximately 1,181,000 square feet that were sold in January 1999. In addition, the properties discussed above include five other industrial properties, included one property under development, totaling approximately 1,255,000 square feet that are under agreement to be sold in 1999. All of these properties are located in Atlanta, Georgia.

Industrial Properties

   The Operating Partnership owned, had under development or in lease-up or had agreements to acquire 322 industrial buildings as of December 31, 1998. These buildings can be characterized by their use: business distribution, bulk warehouse or business service. The Operating Partnership owned, had under development or in lease-up or had agreements to acquire 191 business distribution buildings, 58 bulk warehouse buildings, and 73 business service buildings at year-end.

   The Operating Partnership's business distribution buildings are generally 20,000 to 200,000 square feet in size, have warehouse clear ceiling heights of 18 to 24 feet, building depths of 100 to 240 feet, office finish of 10% to 55% and dock-high truck doors (which are designed to accommodate tractor-trailers). These buildings may function as headquarters, sales and administration, research and development and light manufacturing facilities in addition to distribution facilities.

   The Operating Partnership's bulk warehouse buildings are generally 75,000 to 360,000 square feet in size, have clear ceiling heights of 24 to 30 feet, building depths of 200 to 500 feet, office finish of 2% to 20% and dock-high truck doors. These buildings generally function as regional or local distribution and warehouse facilities.

   The Operating Partnership's business service buildings are generally 20,000 to 110,000 square feet in size, have clear ceiling heights of 14 to 16 feet, building depths of 80 to 160 feet, office finish of 35% to 100% and drive-in truck doors (which are designed to accommodate delivery vans). These buildings are used by tenants primarily for clerical, administrative and executive offices.

Office Properties

   At December 31, 1998, the Operating Partnership owned, had under development or in lease-up or had agreements to acquire 46 suburban office buildings. The Operating Partnership's typical suburban office building ranges in size from approximately 30,000 to 150,000 square feet, with grade-level parking with an average of 4.5 parking spaces per 1,000 square feet of leasable space.

Occupancy Rate of In-Service Properties by Property Type

   The occupancy rate of the Operating Partnership's in-service properties as of December 31, 1998 (by property type) was as follows:

                    Occupancy Rate of In-Service Properties
                            as of December 31, 1998
                               (by property type)

   Business distribution.................................................. 94.3%
   Bulk warehouse......................................................... 95.4%
   Business service....................................................... 95.9%
                                                                           ----
    Total industrial average.............................................. 94.9%
                                                                           ----
   Suburban office........................................................ 92.8%
   Retail................................................................. 90.7%
                                                                           ----
    Total average......................................................... 94.7%
                                                                           ====

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

   The Operating Partnership's business parks are generally in proximity to an interstate highway interchange and are close to retail and residential amenities. The business parks are generally master planned to accommodate a variety of uses. The business parks are generally well landscaped with protective covenants which restrict the 14-18 uses and control the architecture and signage. The majority of the Operating Partnership's properties and land held for development are located in business parks. The Operating Partnership's ability to develop both multi-tenant buildings for lease and build-to-suit buildings for lease or sale results in more rapid development of the business parks. The Operating Partnership's control of land in business parks also generates revenues from various sources including land sales, building construction, landscape installation and maintenance, lease commissions and property management fees.

   The buildings within business parks typically have a mix of uses ranging from distribution and service to office and light manufacturing. The Operating Partnership facilitates the coexistence of these diverse functions within business parks through controlled signage and architecture, landscaping and building placement.

   The information provided in the table set forth below reflects information regarding the Operating Partnership's properties (summarized by submarket and business park) as of December 31, 1998, including properties under development or in lease-up, or under agreement to acquire.

                         Properties and Business Parks
                           (as of December 31, 1998)

                                       Total
                           Number of  Square    Office   Occupancy
Market and Business Park   Buildings   Feet    Finish(1)  Rate(2)
------------------------   --------- --------- --------- ---------

IN-SERVICE PROPERTIES
METROPOLITAN ATLANTA, GA
Northeast/I-85 Submarket
 Gwinnett Park............     39    2,416,538    37.8%     87.1%
 Horizon (3)..............      9    1,937,127     7.6%     97.0%
 Northwoods...............     16      709,625    48.0%    100.0%
 Berkeley Lake Distribu-
  tion Center (4).........      4      666,442     5.9%    100.0%
 Gwinnett Pavilion........      8      538,713    38.9%     99.8%
 The Business Park at Sug-
  arloaf (5)..............      4      505,110    52.1%    100.0%
 Peachtree Corners Busi-
  ness Center.............      4      356,355    11.2%     95.8%
 Pinebrook................      3      346,402    13.9%    100.0%
 Northbrook...............      2      308,480     7.9%     83.1%
 Druid Chase Office Park..      4      281,198   100.0%     79.5%
 Meadowbrook..............      4      249,767    34.8%    100.0%
 Park Creek...............      3      183,927    71.0%     98.9%
 Crestwood Pointe.........      1      105,295   100.0%     93.1%
 Peachtree Corners Tech-
  nology Center...........      2      102,800    40.5%    100.0%
 River Green..............      2       59,138    80.0%    100.0%
 Other Northeast/I-85.....      9      606,834    33.8%     96.7%
                              ---    ---------   -----     -----
  Total Northeast/I-85
   Submarket..............    114    9,373,751    31.2%     94.4%
                              ---    ---------   -----     -----

North Central Submarket
 Northmeadow..............     12      652,279    79.1%    100.0%
 Hembree Park.............      7      410,304    62.0%     97.0%
 Hembree Crest............      4      285,247    16.3%    100.0%
 Mansell Commons..........      9      223,762    61.5%    100.0%
 Northwinds Pointe........      2      213,490   100.0%     98.7%
 Brookside Office Park....      1      106,631   100.0%    100.0%
 Other North Central......      2      128,693    55.7%    100.0%
                              ---    ---------   -----     -----
  Total North Central
   Submarket..............     37    2,020,406    66.7%     99.2%
                              ---    ---------   -----     -----

                         Properties and Business Parks
                           (as of December 31, 1998)

                                                   Total
                                       Number of   Square    Office   Occupancy
Market and Business Park               Buildings    Feet    Finish(1)  Rate(2)
------------------------               --------- ---------- --------- ---------

Airport/South Atlanta Submarket
 Southridge (6).......................      9       560,241    19.0%     98.2%
 Liberty Distribution Center..........      1       300,600     1.0%    100.0%
 Sullivan International (6)...........      4        78,168    39.4%    100.0%
 Other Airport/South Atlanta (7)......      1       253,890     1.2%    100.0%
                                          ---    ----------   -----     -----
  Total Airport/South Atlanta
   Submarket..........................     15     1,192,899    12.0%     99.2%
                                          ---    ----------   -----     -----

Northwest/I-75 Submarket
 Northwest Business Center............     12       473,348    65.4%     95.2%
 Franklin Forest......................      9       306,321    69.7%     88.6%
 Town Point...........................      3       305,200    21.7%    100.0%
 Other Northwest/I-75 (8).............      2       385,551    15.0%    100.0%
                                          ---    ----------   -----     -----
  Total Northwest/I-75 Submarket......     26     1,470,420    44.0%     96.1%
                                          ---    ----------   -----     -----
Stone Mountain Submarket
 Park North (6).......................      8       542,470    37.0%     86.9%
                                          ---    ----------   -----     -----
  Total Stone Mountain Submarket......      8       542,470    37.0%     86.9%
                                          ---    ----------   -----     -----

Chattahoochee Submarket
 Other Chattahoochee..................      1        48,007    21.9%    100.0%
                                          ---    ----------   -----     -----
  Total Chattahoochee Submarket.......      1        48,007    21.9%    100.0%
                                          ---    ----------   -----     -----

  TOTAL METROPOLITAN ATLANTA, GA......    201    14,647,953    36.0%     95.4%
                                          ---    ----------   -----     -----
NASHVILLE, TN
 Airpark Business Center..............     13     1,160,212    39.2%     94.4%
 Brentwood South Business Center......      6       504,264    25.2%     95.5%
 Aspen Grove Business Center..........      3       394,713    23.9%     98.2%
 Four-Forty Business Center...........      2       269,502    18.8%    100.0%
 Metro Center.........................      3       234,552    63.6%    100.0%
 Royal Parkway Center.................      2       146,031    92.9%    100.0%
                                          ---    ----------   -----     -----
  TOTAL NASHVILLE, TN.................     29     2,709,274    37.3%     96.5%
                                          ---    ----------   -----     -----

RESEARCH TRIANGLE, NC
 Perimeter Park West..................      8       591,736    92.9%     95.1%
 Perimeter Park.......................      8       473,574    96.8%     97.2%
 Enterprise Center....................      4       425,234    74.7%     89.1%
 Metro Center.........................      3       271,219    19.8%     94.5%
 Woodlake Center......................      2       205,500    63.5%    100.0%
 Research Triangle Industrial Center..      3       154,056     8.0%     69.1%
 Spring Forest Business Center........      2       109,965   100.0%     81.4%
 Interchange Plaza....................      2       106,781    49.1%    100.0%
 Regency Forest.......................      1       103,340   100.0%    100.0%
 Other Research Triangle..............      1        93,990    95.1%    100.0%
                                          ---    ----------   -----     -----
  TOTAL RESEARCH TRIANGLE, NC.........     34     2,535,395    74.0%     93.2%
                                          ---    ----------   -----     -----

                         Properties and Business Parks
                           (as of December 31, 1998)

                                                  Total
                                      Number of   Square    Office   Occupancy
Market and Business Park              Buildings    Feet    Finish(1)  Rate(2)
------------------------              --------- ---------- --------- ---------
MIAMI, FL
 Beacon Centre.......................     23     2,446,071    38.9%     93.4%
                                         ---    ----------   -----     -----
  TOTAL MIAMI, FL....................     23     2,446,071    38.9%     93.4%
                                         ---    ----------   -----     -----
DALLAS/FT. WORTH, TX
 Northgate International ............      2       434,800     3.8%     88.4%
 Water's Ridge.......................      2       359,515     4.2%    100.0%
 Freeport North......................      1       280,000    33.0%    100.0%
 CentrePort Distribution Cen-
  ter (10)...........................      1       310,000     0.0%     50.0%
                                         ---    ----------   -----     -----
  TOTAL DALLAS/FT. WORTH, TX.........      6     1,384,315     8.9%     85.1%
                                         ---    ----------   -----     -----
ORLANDO, FL
 Parksouth Distribution Center.......      4       486,883    12.5%     97.7%
 Airport Commerce Center.............      7       310,007    36.2%     96.9%
 Technology Park.....................      1        60,892    93.2%    100.0%
                                         ---    ----------   -----     -----
  TOTAL ORLANDO, FL..................     12       857,782    26.8%     97.5%
                                         ---    ----------   -----     -----
JACKSONVILLE, FL
 Jacksonville International
  Tradeport..........................      6       585,030    19.0%     93.5%
 Centurion Square....................      4        72,205    98.6%    100.0%
                                         ---    ----------   -----     -----
  TOTAL JACKSONVILLE, FL.............     10       657,235    27.7%     94.2%
                                         ---    ----------   -----     -----
SPARTANBURG, SC
 Hillside............................      3       385,600    15.2%    100.0%
                                         ---    ----------   -----     -----
  TOTAL SPARTANBURG, SC..............      3       385,600    15.2%    100.0%
                                         ---    ----------   -----     -----
TAMPA, FL
 Fairfield Distribution Center.......      1       173,514     6.3%    100.0%
                                         ---    ----------   -----     -----
  TOTAL TAMPA, FL....................      1       173,514     6.3%    100.0%
                                         ---    ----------   -----     -----
  TOTAL PROPERTIES IN SERVICE........    319    25,797,139    37.7%     94.7%
                                         ---    ----------   -----     -----
PROPERTIES UNDER DEVELOPMENT OR IN
 LEASE-UP
METROPOLITAN ATLANTA, GA
Northeast/I-85 Submarket
 Horizon.............................      1       247,700     5.0%      0.0%
 The Business Park at Sugarloaf......      2       158,898    52.0%     62.5%
 Crestwood Pointe....................      1       105,295   100.0%     75.5%
 Peachtree Corners Technology Cen-
  ter................................      1        59,200    25.0%     19.6%
 Other Northeast/I-85................      1        35,100    15.0%    100.0%
                                         ---    ----------   -----     -----
  Total Northeast/I-85 Submarket.....      6       606,193    36.4%     37.2%
                                         ---    ----------   -----     -----
North Central Submarket
 Hembree Park........................      2       196,950    25.0%     54.0%
 Brookside...........................      1       128,355   100.0%      0.0%
 Ridgeland Corporate Center..........      1       125,000    24.0%    100.0%
 Northmeadow.........................      2       109,790   100.0%     93.8%
                                         ---    ----------   -----     -----
  Total North Central Submarket......      6       560,095    56.7%     59.7%
                                         ---    ----------   -----     -----

                         Properties and Business Parks
                           (as of December 31, 1998)

                                                    Total
                                        Number of  Square    Office   Occupancy
Market and Business Park                Buildings   Feet    Finish(1)  Rate(2)
------------------------                --------- --------- --------- ---------
Airport/South Atlanta Submarket
 Liberty Distribution Center...........      1      210,000     5.0%      0.0%
 Southridge (9)........................      1      182,400    15.0%      0.0%
                                           ---    ---------   -----     -----
  Total Airport/South Atlanta
   Submarket...........................      2      392,400     9.6%      0.0%
                                           ---    ---------   -----     -----
Northwest/I-75 Submarket
 Town Point............................      1       93,203   100.0%      0.0%
                                           ---    ---------   -----     -----
  Total Northwest/I-75 Submarket.......      1       93,203   100.0%      0.0%
                                           ---    ---------   -----     -----
  TOTAL METROPOLITAN ATLANTA, GA.......     15    1,651,891    40.5%     33.9%
                                           ---    ---------   -----     -----
NASHVILLE, TN
 Aspen Grove Business Center...........      4      278,113    60.4%      3.5%
 Nashville Business Center.............      1      194,750    10.0%     37.5%
 Four-Forty Business Center............      2      174,444    28.7%     75.1%
 Cumberland Business Center at Metro
  Center...............................      1      166,441    10.0%      3.0%
 Airpark Business Center...............      1       47,250   100.0%     29.0%
                                           ---    ---------   -----     -----
  TOTAL NASHVILLE, TN..................      9      860,998    35.0%     27.0%
                                           ---    ---------   -----     -----
RESEARCH TRIANGLE, NC
 Perimeter Park West...................      3      332,914   100.0%     86.1%
 Woodlake Center.......................      2      236,400    15.9%      0.0%
 Regency Forest........................      1      103,597   100.0%      100%
 Enterprise Center.....................      1       59,600   100.0%      0.0%
                                           ---    ---------   -----     -----
  TOTAL RESEARCH TRIANGLE, NC..........      7      732,511    72.9%     53.3%
                                           ---    ---------   -----     -----
DALLAS/FT. WORTH, TX
 Freeport North........................      2      423,005    24.2%     70.4%
 Texas Plaza...........................      1      115,926    70.0%     53.3%
 Legacy Business Park..................      1      100,000   100.0%    100.0%
                                           ---    ---------   -----     -----
  TOTAL DALLAS/FT. WORTH, TX...........      4      638,931    44.4%     71.9%
                                           ---    ---------   -----     -----
ORLANDO, FL
 Parksouth Distribution Center.........      1      203,000    10.0%      0.0%
 Technology Park.......................      2      121,775    75.0%     71.2%
 Northpoint............................      1      109,021   100.0%     81.0%
 Celebration Service Center............      2      105,820    75.0%     37.9%
 Lee Vista.............................      1       84,650    25.0%     30.8%
                                           ---    ---------   -----     -----
  TOTAL ORLANDO, FL....................      7      624,266    51.4%     38.6%
                                           ---    ---------   -----     -----
FORT LAUDERDALE, FL
 Port-95...............................      2      275,336    13.5%     69.5%
 Beacon Pointe at Weston...............      1       99,000   100.0%      0.0%
                                           ---    ---------   -----     -----
  TOTAL FORT LAUDERDALE, FL............      3      374,336    36.4%     51.1%
                                           ---    ---------   -----     -----
MIAMI, FL
 Beacon Station at Gran Park...........      2      359,600     5.0%      0.0%
                                           ---    ---------   -----     -----
  TOTAL MIAMI, FL......................      2      359,600     5.0%      0.0%
                                           ---    ---------   -----     -----

                         Properties and Business Parks
                           (as of December 31, 1998)

                                                   Total
                                       Number of   Square    Office   Occupancy
Market and Business Park               Buildings    Feet    Finish(1)  Rate(2)
------------------------               --------- ---------- --------- ---------
TAMPA, FL
 Fairfield Distribution Center........      2       160,680    16.4%     39.8%
 Highland Oaks........................      1       125,000   100.0%      0.0%
                                          ---    ----------   -----     -----
  TOTAL TAMPA, FL.....................      3       285,680    53.0%     22.4%
                                          ---    ----------   -----     -----
JACKSONVILLE, FL
 Jacksonville International
  Tradeport...........................      1       147,100    10.0%     41.7%
                                          ---    ----------   -----     -----
  TOTAL JACKSONVILLE, FL..............      1       147,100    10.0%     41.7%
                                          ---    ----------   -----     -----
SPARTANBURG, SC
 Hillside.............................      1       105,600    20.0%      0.0%
                                          ---    ----------   -----     -----
  TOTAL SPARTANBURG, SC...............      1       105,600    20.0%      0.0%
                                          ---    ----------   -----     -----
  TOTAL PROPERTIES UNDER DEVELOPMENT
   OR IN LEASE-UP.....................     52     5,780,913    42.4%     38.1%
                                          ---    ----------   -----     -----
PROPERTIES UNDER AGREEMENT TO ACQUIRE
MIAMI, FL
 Beacon Centre........................      1        90,000    15.0%     79.8%
                                          ---    ----------   -----     -----
  TOTAL MIAMI, FL.....................      1        90,000    15.0%     79.8%
                                          ---    ----------   -----     -----
DALLAS/FT. WORTH, TX
 Legacy Business Park.................      1        52,000   100.0%    100.0%
                                          ---    ----------   -----     -----
  TOTAL DALLAS/FT. WORTH, TX..........      1        52,000   100.0%    100.0%
                                          ---    ----------   -----     -----
  TOTAL PROPERTIES UNDER AGREEMENT TO
   ACQUIRE............................      2       142,000    46.1%     87.2%
                                          ---    ----------   -----     -----
  TOTAL PORTFOLIO ....................    373    31,720,052    38.6%     84.3%
                                          ===    ==========   =====     =====

--------
(1) Represents the percentage of rentable square feet that is built out as office space rather than as warehouse or distribution space. For properties under development represents current budgeted office finish.
(2) Occupancy or leasing rate includes percentage occupancy for completed and in service properties at December 31, 1998. For properties under development or in lease-up represents leasing or pre-leasing as of February 15, 1999.
(3) Includes one building totaling 356,000 square feet under agreement to sell.
(4) Includes one building totaling 240,000 square feet under agreement to sell.
(5) Includes two buildings totaling 336,000 square feet held in unconsolidated entities.
(6) Business park was sold in January 1999.
(7) Includes one building totaling 253,890 square feet under agreement to sell.
(8) Includes one building totaling 222,900 square feet under agreement to sell and one building totaling 162,651 square feet leased under a direct financing lease.
(9) Includes one building totaling 182,400 square feet under agreement to sell.
(10) Includes one building totaling 310,000 square feet held in an unconsolidated entity.

Development Land

   The following schedule details the Operating Partnership's undeveloped land interests at December 31, 1998. The land detailed below is located primarily in existing business parks with zoning and infrastructure in place. The Operating Partnership estimates that the total development potential of the development land could ultimately total approximately 19.6 million square feet.

                                Development Land
                            as of December 31, 1998
                             (in net usable acres)

                                                                   Research            Ft.
                         Atlanta   Orlando  Jacksonville Nashville Triangle  Miami  Lauderdale   Tampa   Spartanburg    Dallas
                        --------- --------- ------------ --------- --------- ------ ---------- --------- -----------   ---------
Company owned...            296.7      48.9        9.5        44.0     104.9    --       --         43.4        --          67.9
Owned in joint
 ventures(1)....            112.6       --         --          --        --     --       --          --       335.6          --
Under agreement
 to acquire(2)..             66.5       --        16.0        85.9       9.8    9.3     16.9        23.4        --           --
Optioned........              --      102.0      177.6         --      110.3    --      50.0        18.6        --           --
Marketing/ development
 agreements(3)..             98.1       --         --          --        --     --       --         23.4        --           --
                        --------- ---------  ---------   --------- --------- ------  -------   ---------  ---------    ---------
Total...........            573.9     150.9      203.1       129.9     225.0    9.3     66.9       108.8      335.6         67.9
                        ========= =========  =========   ========= ========= ======  =======   =========  =========    =========
Estimated
 development
 potential
 (square
 feet)(4).......        6,557,500 1,730,000  2,132,000   1,483,000 2,310,000 85,000  675,000   1,290,000  2,340,000(5) 1,040,000
                        ========= =========  =========   ========= ========= ======  =======   =========  =========    =========
                          Total
                        ----------
Company owned...             615.3
Owned in joint
 ventures(1)....             448.2
Under agreement
 to acquire(2)..             227.8
Optioned........             458.5
Marketing/ development
 agreements(3)..             121.5
                        ----------
Total...........           1,871.3
                        ==========
Estimated
 development
 potential
 (square
 feet)(4).......        19,642,500
                        ==========

-------
(1) The Operating Partnership's interests in its undeveloped land held in joint ventures range from 0% to 30%.
(2) The Operating Partnership has agreed to purchase this land over various periods ranging up to approximately five years, subject to the completion of due diligence and customary closing conditions.
(3) Under the terms of the development agreements, the Operating Partnership will generally either develop properties for a fee, or have certain rights to acquire land for development or to acquire developed properties upon their completion. The marketing agreements generally provide for the Operating Partnership or its subsidiaries to be paid marketing or management fees in conjunction with services provided. Both the development and marketing agreements generally contain certain non-competition provisions covering a limited geographic area.
(4) Based upon the Operating Partnership's estimate of the appropriate density and anticipated building types that may be developed, net of land necessary to provide for adequate infrastructure. There can be no assurance that the Operating Partnership's estimate of development potential will be realized.
(5) The Operating Partnership estimates it will eventually develop approximately one-half the acreage in Spartanburg it owns in joint ventures and that the remainder will be sold to third parties. Estimated development potential reflects only that land which is not currently expected to be sold.

Tenants

   The Operating Partnership believes that its emphasis on developing quality properties and providing a high level of client service has resulted in increased tenant retention. As of December 31, 1998, the Operating Partnership's properties were leased to 1,016 tenants including local, regional, national and international companies. The Operating Partnership's
30 largest tenants (measured by annualized base rent at December 31, 1998) occupy a total of approximately 5.5 million square feet and represent 25.2% of the Operating Partnership's total annualized base rent as shown in the table below.

                          30 Largest Tenants Measured by Annualized Base Rent
                          ------------------------------------------------------
                                                           % of Total
                           Square    Number   Annualized    Annualized
            Tenant          Feet    of Leases Base Rent(1) Base Rent(1) Location
            ------        --------- --------- -----------  -----------  --------
1Northern Telecom,
 Inc.(2)................    401,349      8    $ 3,002,853      1.9%      NC,TN
2Scientific Atlanta,
 Inc....................    573,951     11      2,621,439      1.7%         GA
3United States Postal
 Service................    409,026      5      2,336,893      1.5%      FL,TX
4Interpath
 Communications, Inc....    178,456      3      2,128,010      1.4%         NC
5Hussmann Corporation...    374,045      1      1,984,687      1.3%         GA
6PPD Pharmaco, Inc. ....    164,495      5      1,888,173      1.2%         NC
7Radiant Systems,
 Inc. ..................    106,631      1      1,609,789      1.0%         GA
8Alltel.................    114,476      7      1,539,758      1.0%         NC
9Honeywell, Inc. .......    119,961      4      1,501,052      1.0%         GA
10 Ikon Office
 Solutions, Inc.........    177,000      4      1,468,400      0.9%         GA
11GTE Mobilnet Service
 Corporation............    126,124      3      1,351,146      0.9%      NC,GA
12United Healthcare
 Services, Inc. ........    110,000      2      1,208,000      0.8%      GA,SC
13Radian International
 LLC....................     90,159      2      1,173,802      0.8%         GA
14Innotrac Corporation..    303,481      2      1,124,905      0.7%         GA
15Moore U.S.A., Inc.....    274,951      2      1,085,266      0.7%      TX,FL
16AIG Claim Services,
 Inc. ..................     52,372      1      1,050,059      0.7%         GA
17Tech Data
 Corporation............    138,996      1      1,049,492      0.7%         FL
18Square D Company......    102,262      2      1,000,749      0.6%      TN,FL
19DeVry Inc.............     64,981      1        928,269      0.6%         GA
20The Athlete's Foot
 Group, Inc. ...........    162,651      1        924,069      0.6%         GA
21Anixter, Inc..........    167,460      2        913,150      0.6%         GA
22Ingram-Micro, Inc. ...    193,973      4        909,466      0.6%      GA,FL
23Merisel, Inc..........    142,487      2        900,147      0.6%         FL
24Fisher Scientific
 Company................    223,219      1        875,019      0.6%         GA
25Reckitt & Colman,
 Inc....................    356,000      2        871,840      0.6%         GA
26Tekelec...............     98,210      3        842,303      0.5%         NC
27Data General
 Corporation............     89,680      2        817,304      0.5%         GA
28National Data
 Corporation............     50,283      4        786,777      0.4%         GA
29Saab Cars U.S.A.,
 Inc. ..................     63,625      3        749,509      0.4%         GA
30Vanstar Corporation...     86,880      4        740,446      0.4%         GA
                          ---------    ---    -----------     ----
                          5,517,184     93    $39,382,772     25.2%
                          =========    ===    ===========     ====

--------
(1) Annualized cash base rent net of rental concessions, if any, based on leases in place for stabilized properties and properties in lease-up where tenants were paying rent as of December 31, 1998.
(2) Leases with Northern Telecom, totaling 370,824 square feet, expire on June 30, 2005, but are subject to an early-termination right that permits Northern Telecom to terminate any of the leases on June 30, 2000, by delivering an early-termination notice to the Operating Partnership on or before June 30, 1999. In the event it exercises its early-termination option, Northern Telecom will be obligated to make certain termination payments to the Operating Partnership.

Lease Expirations

   The following tables show scheduled lease expirations for the Operating Partnership's total property portfolio, for its industrial property portfolio and for its office property portfolio based on leases under which tenants were paying rent as of December 31, 1998, assuming no exercise of renewal options or termination rights, if any:

                                                                   Annualized   % of Total
                          Year of      Square Feet   % of Total   Base Rent(1)  Annualized
                         Expiration   (in thousands) Square Feet (in thousands) Base Rent
                         ----------   -------------- ----------- -------------- ----------
Total Portfolio             1999           3,871         15.6%      $ 22,550       13.8%
                            2000           3,770         15.2%        23,119       14.2%
                            2001           3,066         12.3%        18,784       11.5%
                            2002           2,942         11.8%        23,672       14.5%
                            2003           3,417         13.8%        27,148       16.6%
                            2004           1,307          5.3%         8,276        5.1%
                            2005           1,417          5.7%         4,927        3.0%
                            2006             769          3.1%         3,977        2.4%
                            2007           1,335          5.4%         8,528        5.2%
                            2008           1,622          6.5%        13,772        8.4%
                            2009             149          0.6%         1,095        0.7%
                            2010              65          0.3%            90        0.1%
                            2011             405          1.6%         2,201        1.3%
                            2012             152          0.6%         1,744        1.1%
                       2013 and later        544          2.2%         3,238        2.1%
                                          ------        -----       --------      -----
                                          24,831(2)     100.0%      $163,121      100.0%
                                          ======        =====       ========      =====

                                                                   Annualized   % of Total
                          Year of      Square Feet   % of Total   Base Rent(1)  Annualized
                         Expiration   (in thousands) Square Feet (in thousands) Base Rent
                         ----------   -------------- ----------- -------------- ----------
Industrial Properties       1999           3,600         16.0%      $ 19,112       14.9%
                            2000           3,525         15.7%        19,658       15.3%
                            2001           2,932         13.1%        16,900       13.2%
                            2002           2,521         11.2%        16,580       12.9%
                            2003           2,965         13.2%        19,239       15.0%
                            2004           1,191          5.3%         6,304        4.9%
                            2005           1,386          6.2%         4,467        3.5%
                            2006             748          3.3%         3,608        2.8%
                            2007           1,271          5.7%         7,936        6.2%
                            2008           1,336          6.0%         8,319        6.5%
                            2010             149          0.7%         1,095        0.9%
                            2009               0          0.0%             0        0.0%
                            2011             349          1.6%         2,121        1.7%
                            2012              87          0.4%           580        0.5%
                       2013 and later        392          1.6%         2,158        1.7%
                                          ------        -----       --------      -----
                                          22,452        100.0%      $128,077      100.0%
                                          ======        =====       ========      =====

                                                         Annualized
                                Square Feet             Base Rent(1) % of Total
                    Year of         (in     % of Total      (in      Annualized
                   Expiration   thousands)  Square Feet  thousands)  Base Rent
                   ----------   ----------- ----------- ------------ ----------
Suburban Office
 Properties           1999           222        11.3%     $ 3,011        9.4%
                      2000           194         9.9%       2,916        9.1%
                      2001           129         6.6%       1,784        5.6%
                      2002           418        21.4%       7,033       22.0%
                      2003           435        22.2%       7,549       23.6%
                      2004           108         5.5%       1,796        5.6%
                      2005            26         1.3%         382        1.2%
                      2006            17         0.9%         309        1.0%
                      2007            56         2.9%         592        1.9%
                      2008           286        14.6%       5,453       17.0%
                      2009             0         0.0%           0        0.0%
                      2010             0         0.0%           0        0.0%
                      2011             0         0.0%           0        0.0%
                      2012            66         3.4%       1,166        3.6%
                 2013 and later        0         0.0%           0        0.0%
                                   -----       -----      -------      -----
                                   1,957       100.0%     $31,991      100.0%
                                   =====       =====      =======      =====

--------
(1) Annualized base rent represents the annualized monthly base rental at the time of lease expiration.
(2) The total square footage expiring as of December 31, 1998 is comprised of 24,425,840 square feet of leases in stabilized properties and 405,523 square feet of leases in development properties where tenants were paying rent as of December 31, 1998.

Re-leasing Costs

   Although re-leasing costs may vary from year-to-year depending on conditions in the Operating Partnership's real estate markets and the mix of leasing between property types, the Operating Partnership endeavors to control re-leasing costs by:

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

               Capitalized Tenant Improvements and Leasing Costs

                                                            1998   1997   1996
                                                           ------ ------ ------
                                                              (In thousands,
                                                            except per square
                                                            foot information)
Industrial Properties
  Re-leasing
   Square feet leased.....................................  1,843  1,073    678
   Capitalized tenant improvements and leasing
    commissions........................................... $3,826 $2,276 $1,395
   Capitalized tenant improvements and leasing commissions
    per square foot....................................... $ 2.08 $ 2.12 $ 2.06

  Renewal
   Square feet renewed....................................  2,173  2,358  1,027
   Capitalized tenant improvements and leasing
    commissions........................................... $1,582 $1,392 $1,055
   Capitalized tenant improvements and leasing commissions
    per square foot....................................... $ 0.73 $ 0.59 $ 1.03

  Total
   Square feet............................................  4,016  3,431  1,705
   Capitalized tenant improvements and leasing
    commissions........................................... $5,408 $3,668 $2,450
   Capitalized tenant improvements and leasing commissions
    per square foot....................................... $ 1.35 $ 1.07 $ 1.44

Suburban Office Properties
  Re-leasing
   Square feet leased.....................................    103     69     16
   Capitalized tenant improvements and leasing
    commissions........................................... $  347 $  493 $   45
   Capitalized tenant improvements and leasing commissions
    per square foot....................................... $ 3.36 $ 7.11 $ 2.80

  Renewal
   Square feet renewed....................................     92    134    106
   Capitalized tenant improvements and leasing
    commissions........................................... $  160 $  267 $  290
   Capitalized tenant improvements and leasing commissions
    per square foot....................................... $ 1.74 $ 1.99 $ 2.74

  Total
   Square feet............................................    195    203    122
   Capitalized tenant improvements and leasing
    commissions........................................... $  507 $  760 $  335
   Capitalized tenant improvements and leasing commissions
    per square foot....................................... $ 2.60 $ 3.74 $ 2.75

ITEM 3. LEGAL PROCEEDINGS

   The Operating Partnership is not currently involved in any material litigation other than litigation which is expected to be covered by liability insurance or which is not expected to have a material adverse effect on the Operating Partnership's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to security holders for a vote during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
      SHAREHOLDER MATTERS

   There is no established public trading market for the Operating Partnership's Common Units. As of March 15, 1999, there were 57 holders of record of Common Units of the Operating Partnership.

   The following table sets forth the quarterly per Unit distributions paid by the Operating Partnership to holders of its Common Units with respect to each such period.

     Quarter Ended                                                  Distribution
     -------------                                                  ------------
     1997
       March 31, 1997..............................................    $ 0.43
       June 30, 1997...............................................    $ 0.43
       September 30, 1997..........................................    $ 0.43
       December 31, 1997...........................................    $0.465
     1998
       March 31, 1998..............................................    $0.465
       June 30, 1998...............................................    $0.465
       September 30, 1998..........................................    $0.465
       December 31, 1998...........................................    $0.505

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

   Effective October 1, 1998 and December 31, 1998, the Operating Partnership to issued 107,155 Common Units in partial or full consideration for the acquisition of land and certain real estate properties from Lichtin and affiliates. The aggregate value of the properties acquired by the Company in exchange for such Common Units was approximately $3.1 million. The Common Units were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") in reliance, in part, upon the representations and warranties set forth in the Lichtin acquisition agreements. The Common Units are subject to a registration rights and lock-up agreement that restricts the disposition of the Common Units until December 31, 1999.

   On November 1, 1998, the Operating Partnership to issued 4,253 Common Units to GB Partners, Ltd. in connection with the acquisition of certain land and real estate property located in Jacksonville, Florida. The aggregate value of the Common Units issued to GB Partners, Ltd. was $125,000. The Common Units were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the acquisition agreement. The Common Units are subject to a registration rights and lock-up agreement that restricts the disposition of the Common Units for a period of one year from the date of issuance.

ITEM 6. SELECTED FINANCIAL DATA

                                               Weeks Realty, L.P.
                                 ----------------------------------------------
                                    1998      1997     1996     1995     1994
                                 ---------- -------- -------- -------- --------
                                    (In thousands, except per unit amounts)
Balance Sheet Data, at year end
Real estate assets before
 accumulated depreciation......  $1,404,281 $856,500 $592,841 $319,763 $162,709
Real estate assets, net........   1,307,898  794,952  551,372  289,874  139,750
Total assets...................   1,447,592  852,361  591,849  320,441  176,674
Total indebtedness.............     654,424  275,515  296,975  147,305   71,961
Other limited partner's capital
 interests, at redeemption
 value.........................     206,163  180,246  149,133   64,508   56,723
Partner's capital..............     544,402  377,146  132,808   99,104   41,630

                                                                                      Weeks
                                           Weeks Realty, L.P.                        Group(1)
                          ---------------------------------------------------------  --------
                          Year Ended  Year Ended  Year Ended  Year Ended  Aug.24 to   Jan. 1
                           Dec. 31,    Dec. 31,    Dec. 31,    Dec. 31,   Dec. 31,   to Aug.
                             1998        1997        1996        1995       1994     23, 1994
                          ----------  ----------  ----------  ----------  ---------  --------
Operating Data
Rental and reimbursement
 revenues...............  $ 149,143   $  90,806   $  52,679   $  34,015   $  8,877   $ 11,914
Total revenues..........    150,974      92,020      53,883      35,271      9,312     16,538
Operating, maintenance,
 management and real
 estate tax expense.....     35,318      19,904      11,474       7,250      1,807      3,136
Depreciation and
 amortization...........     38,348      24,144      13,474       8,177      2,098      2,920
Interest expense,
 including amortization
 of deferred financing
 costs..................     30,782      18,833      12,643       8,797      2,210      7,004
General and
 administrative
 expenses...............      5,809       3,652       2,315       1,494        379      1,099
Interest income.........        965       1,509         492         334        224        --
Equity in earnings of
 unconsolidated
 entities...............      2,864       1,989       1,340       1,220        692         91
Income before
 extraordinary loss.....     44,599      29,194      15,809      11,107      3,734        516
Net income..............     44,234      29,194      15,809      11,107      1,067        516
Net income available to
 common unitholders.....     31,043      26,474      15,809      11,107      1,067        516
Weighted average common
 units--basic...........     26,134      21,380      14,280      10,760     10,268        N/A
Weighted average common
 units--diluted.........     26,299      21,580      14,386      10,832     10,286        N/A

Per Common Unit Data
Income before
 extraordinary loss--
 basic..................  $    1.20   $    1.24   $    1.11   $    1.03   $   0.36        N/A
Income before
 extraordinary loss--
 diluted................       1.19        1.23        1.10        1.03       0.36        N/A
Net income--basic.......       1.19        1.24        1.11        1.03       0.10        N/A
Net income--diluted.....       1.18        1.23        1.10        1.03       0.10        N/A
Distributions(2)........       1.90       1.755        1.63       1.525      0.525        N/A

Other Data
Cash provided by (used
 in):
  Operating activities..  $  77,821   $  49,097   $  28,031   $  18,678   $  3,954   $  2,769
  Investing activities..   (454,721)   (173,574)   (120,323)   (117,127)   (38,148)   (14,953)
  Financing activities..    372,982     129,638      91,570      93,097     40,352     12,229
Funds from
 operations(3)(4).......     69,940      50,343      29,323      19,307      5,832        N/A

--------
(1) Represents the historical combined operations and combined financial position of Weeks Group, the predecessor entity. On August 24, 1994, the Company, the parent of the Operating Partnership, completed an initial public offering and related formation transactions.
(2) Distributions are declared and paid quarterly in arrears. Amounts reflect distributions attributable to the year presented.
(3) The Operating Partnership believes that funds from operations provides an additional indicator of the financial performance of the Company. Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to mean net income (loss) determined in accordance with generally accepted accounting principles ("GAAP") excluding gains (or losses) from debt restructuring and sales of operating property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The Operating Partnership computes funds from operations under the current NAREIT definition by subtracting from net income the distributions to preferred unitholders before making an adjustment for the non-cash items described above. Funds from operations is influenced not only by the operations of the properties, but also by the capital structure of the Operating Partnership. Accordingly, management expects that funds from operations will be one of the factors considered by the Board of Directors of the Company in determining the amount of cash distributions the Operating Partnership will pay to its unitholders. Funds from operations does not represent cash flow from operating, investing and financing activities as defined by GAAP, which are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" below. Additionally, funds from operations does not measure whether cash flow is sufficient to fund all cash flow needs, including principal amortization, capital expenditures and distributions to unitholders, and should not be considered as an alternative to net income for purposes of evaluating the Operating Partnership's operating performance or as an alternative to cash flow, as defined by GAAP, as a measure of liquidity. Funds from operations presented herein under the NAREIT guidelines is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's funds from operations is comparable to the funds from operations of real estate companies that use the current NAREIT definition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Operating Partnership's computation of its funds from operations.
(4) Represents funds from operations available to common unitholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the selected financial data and the accompanying consolidated financial statements of the Operating Partnership and notes thereto, included elsewhere herein. In addition to historical information, management's discussion and analysis and other statements issued or made from time to time by the Operating Partnership or its representatives contain statements which may constitute "Forward-looking Statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, each as amended by the Private Securities Litigation Reform Act of 1995, U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996). Those statements include statements regarding the intent, belief or current expectations of the Operating Partnership and members of its management team as well as the assumptions on which such statements are based. Any such Forward-looking Statements are not guarantees of future performance and the Operating Partnership's actual results could differ materially from those set forth in such Forward-looking Statements. Factors currently known to management that could cause actual results to differ materially from those set forth in such Forward-looking Statements include general economic conditions, local real estate conditions, timely leasing of occupied square footage upon expiration, interest rates, availability of equity and debt financing, current construction schedules, the status of lease negotiations with potential tenants, the satisfactory completion of due diligence procedures and other risks detailed from time to time in the Operating Partnership's filings with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and this Annual Report on Form 10-K. The Operating Partnership undertakes no obligation to update or revise Forward-looking Statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

General

   The Company was founded in 1965 and operated as a private real estate company until August 1994, when it completed an initial public offering and elected to be taxed as a REIT. As a self-administered and self-managed REIT, the Company, through the Operating Partnership owns, develops, acquires and manages primarily industrial and suburban office properties in the southeastern United States and Texas. The Operating Partnership's third-party service businesses are conducted through the Service Companies: Weeks Realty Services (fee landscape, property management and commercial brokerage services) and Weeks Construction Services (fee construction), which are accounted for on the equity method. For a further description of the Operating Partnership, see Note 1 to the consolidated financial statements.

Announced Merger Transaction

   On March 1, 1999, the Company announced that it had entered into an Agreement and Plan of Merger (the "REIT Merger Agreement") with Duke Realty Investments, Inc., an Indiana based REIT specializing in industrial and office building development and ownership ("Duke"), and that the Operating Partnership had entered into an Agreement and Plan of Merger (the "OP Merger Agreement" and, together with the REIT Merger Agreement, the "Merger Agreements") with Duke Realty Limited Partnership, an Indiana limited partnership of which Duke is the managing general partner ("Duke OP"). The Merger Agreements provide for a merger of the Company with and into Duke (the "REIT Merger") and a merger of the Operating Partnership with and into Duke OP (the "OP Merger" and, together with the REIT Merger, the "Mergers"). At the effective time of the Mergers, Duke will change its name to Duke-Weeks Realty Corporation ("Duke-Weeks").

   Pursuant to the Merger Agreements: (i) each outstanding share of common stock, par value $0.01 per share, of the Company ("Weeks Common Stock") will be converted into the right to receive 1.38 shares of common stock, par value $0.01 per share, of Duke ("Duke Common Stock"); (ii) each issued and outstanding share of 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, of the Company will be converted into the right to receive one preference share representing 1/1000 of a share of 8.0% series F

Cumulative Redeemable Preferred Stock, par value $0.01 per share, of Duke;
(iii) each issued and outstanding share of 8.625% Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share, of the Company will be converted into the right to receive on preference share representing 1/1000 of a share of 8.625% Series H Cumulative Redeemable Preferred Stock, par value $0.01 per share, of Duke; (iv) each issued and outstanding Common Unit in the Operating Partnership will be converted into 1.38 common units of limited partnership interest in Duke OP; (v) each issued and outstanding 8.0% Series A Cumulative Redeemable Preferred Partnership Unit in the Operating Partnership will be converted into 1/1000 of one 8.0% Series F Cumulative Redeemable Preferred Unit in Duke OP; (vi) each issued and outstanding 8.0% Series C Cumulative Redeemable Preferred Partnership Unit in the Operating Partnership will be converted into 1/1000 of one 8.0% Series G Cumulative Redeemable Preferred Unit in Duke OP; and (vii) each issued and outstanding 8.625% Series D Cumulative Redeemable Preferred Partnership Unit in the Operating Partnership will be converted into 1/1000 of one 8.625% Series H Cumulative Redeemable Preferred Unit in Duke OP.

   Holders representing 2% of the outstanding Weeks Common Stock have entered into voting agreements, agreeing to vote their shares in favor of the transaction contemplated by the Merger Agreements. Holders representing 5% of the outstanding Duke Common Stock have entered into voting agreements, agreeing to vote their shares in favor of the transactions contemplated by the Merger Agreements. The requisite approvals of the partners of Duke OP and the Operating Partnership to the transactions have been obtained.

   The consummation of the transactions contemplated by the Merger Agreements is expected to occur in the second or third quarter of 1999 and is subject to approval by the stockholders of Duke and the shareholders of the Company and satisfaction of certain other customary closing conditions. Additionally, certain Company debt holders, lenders and others will be requested to approve certain other aspects of the Mergers. There can be no assurance that the transactions contemplated by the Merger Agreements will be consummated. The Company has agreed with Duke that if the REIT Merger Agreement is terminated under certain circumstances, the Company will pay Duke certain fees and expenses. Duke has agreed with the Company that if the REIT Merger Agreement is terminated under certain other circumstances, Duke will pay the Company certain fees and expenses.

Results of Operations

   Operating results in 1998 when compared to 1997, reflect the Operating Partnership's continued strong performance as measured by increased total revenue of $58,954,000 or 64.1%, increased net income of $11,899,000 or 51.8% and increased net income available to Common Unitholders of $2,619,000 or 12.9%. As discussed in more detail below, these increases were achieved through both the operating results from acquired properties and stabilized development properties (i.e., those development properties placed in-service) and to a lesser extent the increased year-to-year performance of the core or "same store" property portfolio.

   A significant part of the Operating Partnership's growth in 1998 can be attributed to the acquisition of 48 operating properties totaling approximately 4,856,000 square feet during 1998 and the full year impact of 37 operating properties totaling approximately 2,134,000 square feet acquired during 1997. Through its 1998 acquisitions, the Operating Partnership expanded its operations in Florida, including a January 1998 acquisition of a 2,477,000 square foot, 24-building portfolio in Miami, Florida, as well as opening a new market in Dallas, Texas and continuing to expand its existing markets in Nashville, Tennessee and the Raleigh-Durham-Chapel Hill area of North Carolina.

   Operating results in 1998 were also positively impacted by increasing contributions from the Operating Partnership's active development programs throughout all of its markets. The Operating Partnership stabilized 27 properties and one property expansion totaling 3,310,000 square feet in 1998 and received full year contributions from 18 properties and two property expansions totaling 2,014,000 square feet stabilized during

1997. Based on square feet of development properties placed in service, 1998 represents the single largest year in the Operating Partnership's history. These stabilized development properties continue to achieve higher yields than those achieved on acquisition properties, and, as a result, are expected to continue to be a significant element of the Operating Partnership's future growth strategy. Core properties, as defined below, also contributed to overall operating results with increased property operating revenues less property operating expenses, of 1.6% in 1998.

   The Operating Partnership continues to diversify its property holdings throughout the southeastern United States and, in 1998, the Operating Partnership further expanded into the Dallas/Ft. Worth, Texas market. Including properties under development and under agreement to acquire at December 31, 1998 and 1997, the Company's current portfolio is located in the following cities and the percentage of its holdings in each city (measured by square feet) is detailed below:

                                                     Percent of Total Portfolio
                                                             Square Feet
                                                     ---------------------------
   Property Location                                 Dec. 31, 1998 Dec. 31, 1997
   -----------------                                 ------------- -------------
   Atlanta, GA......................................      51.4%         58.7%
   Nashville, TN....................................      11.3%         11.6%
   Research Triangle, NC............................      10.3%         10.4%
   Miami, FL........................................       9.1%         11.0%
   Dallas/Ft. Worth, TX.............................       6.5%          --
   Orlando, FL......................................       4.7%          4.9%
   Jacksonville, FL.................................       2.5%          0.7%
   Spartanburg, SC..................................       1.5%          1.7%
   Tampa, FL........................................       1.4%          1.0%
   Ft. Lauderdale, FL...............................       1.3%          --
                                                         -----         -----
   Total............................................     100.0%        100.0%
                                                         =====         =====

   Consolidated operating information relating to the Operating Partnership's properties for 1998, 1997 and 1996 is summarized below (in thousands):

                                                              % Change % Change
                                                              1998 vs. 1997 vs.
                                       1998    1997    1996     1997     1996
                                     -------- ------- ------- -------- --------
   Rental revenues.................  $131,771 $80,419 $48,162   63.9%    67.0%
   Tenant reimbursements...........    17,372  10,387   4,517   67.2%   130.0%
                                     -------- ------- -------   ----    -----
   Property operating revenues.....  $149,143 $90,806 $52,679   64.2%    72.4%
                                     -------- ------- -------   ----    -----
   Operating, maintenance and
    management expenses............  $ 22,494 $12,694 $ 6,749   77.2%    88.1%
   Real estate taxes...............    12,824   7,210   4,725   77.9%    52.6%
   Depreciation and amortization...    38,348  24,144  13,474   58.8%    79.2%
                                     -------- ------- -------   ----    -----
   Property operating expenses.....  $ 73,666 $44,048 $24,948   67.2%    76.6%
                                     -------- ------- -------   ----    -----
   Property operating revenues less
    property operating expenses....  $ 75,477 $46,758 $27,731   61.4%    68.6%
                                     ======== ======= =======   ====    =====

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

   Year to year comparisons of property operating revenues and expenses for 1998 and 1997 are discussed herein using the categories "core properties," "development properties" and "acquisition properties." Core properties are defined as properties which were stabilized and operating for comparable full year periods in 1998 and 1997. The Operating Partnership defines a property as stabilized upon the earlier of substantial lease-up or one year from building shell completion. Development properties reflect properties completed and stabilized, and acquisition properties are properties acquired, subsequent to January 1, 1997.

   Property operating revenues increased $58,337,000 or 64.2% in 1998. Of this increase, $39,564,000, $16,935,000 and $1,838,000 were attributable to acquisition, development and core properties, respectively. The increases from acquisition and development properties were due to the acquisition of 85 operating properties (48 in 1998 and 37 in 1997) totaling 6,990,000 square feet and the stabilization of 41 development properties (27 in 1998 and 14 in 1997) and three property expansions (one in 1998 and two in 1997) totaling 4,717,000 square feet. Property operating expenses increased $29,618,000 or 67.2% between years, due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

   For the comparable years of 1998 and 1997, operating results of the core properties, representing 191 properties totaling 13,474,000 square feet, are summarized below (in thousands):

                                                       1998    1997   % Change
                                                      ------- ------- --------
   Rental revenues................................... $72,477 $70,931   2.2%
   Tenant reimbursements.............................   8,553   8,261   3.5%
                                                      ------- -------   ---
   Property operating revenues....................... $81,030 $79,192   2.3%
                                                      ------- -------   ---
   Operating, maintenance and management expenses.... $11,270 $10,758   4.8%
   Real estate taxes.................................   6,557   6,526   0.5%
   Depreciation and amortization.....................  22,064  21,405   3.1%
                                                      ------- -------   ---
   Property operating expenses....................... $39,891 $38,689   3.1%
                                                      ------- -------   ---
   Property operating revenues less property
    operating expenses............................... $41,139 $40,503   1.6%
                                                      ======= =======   ===
   Average occupancy.................................   95.7%   96.3%
                                                      ======= =======

   Property operating revenues from core properties increased 2.3% despite a decrease in overall average occupancy. This increase was due to both rental rate and reimbursement increases between periods. Property operating expenses increased 3.1% due primarily to increased utilities, security and management expenses. Property operating revenues less property operating expenses from core properties increased 2.1%, exclusive of depreciation and amortization expense.

   Interest expense increased $11,949,000 or 63.4% from $18,833,000 in 1997 to $30,782,000 in 1998, due primarily to increased mortgage interest of $6,348,000 related to mortgage debt assumed in connection with certain of the Operating Partnership's 1997 and 1998 property acquisitions and increased net interest expense on unsecured bank borrowings and unsecured note borrowings due primarily to higher average borrowing levels used to finance the Operating Partnership's growth in 1998 compared to 1997.

   Operating Partnership general and administrative expenses increased $2,157,000 or 59.1% from $3,652,000 in 1997 to $5,809,000 in 1998, due primarily to increased personnel and related administrative costs attributable to the Operating Partnership's geographic expansion, including the opening of an office in Dallas, Texas and the continued growth of its existing offices in Orlando and Tampa, Florida during 1998. As a percentage of total revenue, general and administrative expenses decreased from 4.0% in 1997 to 3.8% in 1998.

   Interest income decreased $544,000 or 36.1% from $1,509,000 in 1997 to $965,000 in 1998, due primarily to the settlement of approximately $10,870,000 of real estate loans in 1998.

   Equity in earnings of unconsolidated entities represents primarily the Operating Partnership's 99% economic interest in the earnings of the Service Companies and their subsidiaries after the elimination of intercompany profits to the Operating Partnership. Equity in earnings of the Service Companies and their subsidiaries increased by $566,000 or 28.7% from $1,969,000 in 1997 to $2,535,000 in 1998 due to increased profits from the third-party service businesses (construction, landscape and commercial brokerage), increased gains on sales of real estate, principally land, profits from the Service Companies' 1998 investment in Codina

Group, Inc. ("Codina"), a Miami, Florida based real estate services company, offset by increased carrying costs relating to additional land investments between years. Equity in earnings of unconsolidated real estate entities increased from $20,000 in 1997 to $329,000 in 1998, due primarily to a full year of earnings in 1998 compared to one month in 1997 from the Operating Partnership's 50% investment in a single building joint venture.


Segment Operations

   The Operating Partnership manages its business through geographic operating segments and segment operating performance is measured based on profits before interest expense and depreciation and amortization expense, referred to herein as "segment earnings." See note 12 to the consolidated financial statements for an additional discussion and presentation of segment information.

   A comparison of segment earnings in 1998 and 1997 is detailed below (in thousands):

                                                                Segment Earnings
                                                                ----------------
   Operating Segments                                             1998    1997
   ------------------                                           -------- -------
   Georgia..................................................... $ 63,872 $51,112
   North Carolina..............................................   17,864  11,519
   South Florida...............................................   14,741     --
   Tennessee...................................................   12,260   7,721
   Other.......................................................    6,975   2,157
                                                                -------- -------
   Total....................................................... $115,712 $72,509
                                                                ======== =======

   Segment earnings, as defined, increased $43,203,000 or 59.6% from $72,509,000 in 1997 to $115,712,000 in 1998. Segment earnings in Georgia increased due primarily to a full year of operating earnings in 1998 from the stabilization of development properties in the second half of 1997 and a partial year of earnings from development properties stabilized throughout 1998. North Carolina segment earnings increased due primarily to the acquisition of additional properties in the second half of 1997 relating to the Operating Partnership's December 31, 1996, Lichtin acquisition transaction (see
Note 3 to the consolidated financial statements) and from the stabilization of development properties in 1998. South Florida segment earnings reflect the Operating Partnership's January 1998 expansion into the South Florida market through the acquisition of a 24-building, 2,477,000 square foot property portfolio in Miami, Florida. Segment earnings in Tennessee increased due primarily to the acquisition of additional properties in 1997 and 1998 relating to Operating Partnership's 1996 NWI acquisition transaction (see Note 3 to the consolidated financial statements) as well as the acquisition of additional properties from third parties in 1998. Other segment earnings grew in 1998 from the Operating Partnership's entry into the Dallas/Ft. Worth, Texas market and the related acquisition of properties in June 1998, from the full year of earnings in 1998 relating to the Operating Partnership's late 1997 entry into the Jacksonville, Florida market and from the continued expansion of the Orlando, Florida market primarily through the additional stabilization of development properties.

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

   Year to year comparisons of property operating revenues and expenses for 1997 and 1996 are discussed herein using the categories "core properties," "development properties" and "acquisition properties." Core properties are defined as properties which were stabilized and operating for comparable full year periods in 1997 and 1996. Development properties reflect properties completed and stabilized, and acquisition properties are properties acquired, subsequent to January 1, 1996.

   Property operating revenues increased $38,127,000 or 72.4% in 1997. Of this increase, $29,626,000, $7,660,000 and $841,000 were attributable to acquisition, development and core properties, respectively. The increases from acquisition and development properties were due to the acquisition of 83 operating properties (37 in 1997 and 46 in 1996) totaling 5,402,000 square feet and the stabilization of 26 development properties (18 in 1997 and eight in 1996) and three property expansions (two in 1997 and one in 1996) totaling 2,848,000 square feet. As four of the 1997 development properties totaling 608,000 square feet stabilized on January 1,

1997, they were considered core properties in the 1998 to 1997 comparison discussed previously. Property operating expenses increased $19,100,000 or 76.6% between years, due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

   For the comparable years of 1997 and 1996, operating results of the core properties, representing 134 properties totaling 8,861,000 square feet, are summarized below (in thousands):

                                                       1997    1996   % Change
                                                      ------- ------- --------
   Rental revenues................................... $43,216 $42,549    1.6 %
   Tenant reimbursements.............................   4,196   4,022    4.3 %
                                                      ------- -------   ----
   Property operating revenues....................... $47,412 $46,571    1.8 %
                                                      ------- -------   ----
   Operating, maintenance and management expenses.... $ 6,715 $ 6,222    7.9 %
   Real estate taxes.................................   4,114   4,299   (4.3)%
   Depreciation and amortization.....................  12,229  11,889    2.9 %
                                                      ------- -------   ----
   Property operating expenses....................... $23,058 $22,410    2.9 %
                                                      ------- -------   ----
   Property operating revenues less property
    operating expenses............................... $24,354 $24,161    0.8 %
                                                      ======= =======   ====
   Average occupancy.................................   95.2%   96.1%
                                                      ======= =======

   Property operating revenues from core properties increased 1.8% despite the impact of lost property operating revenues between years of approximately $242,000 resulting from the sale of a 96,000 square foot building in April 1997 and a decrease in overall average occupancy. Adjusted for the building sale discussed above, property operating revenues from core properties increased 2.3% between years. This increase was due to both rental rate and reimbursement increases between periods. Property operating expenses increased 2.9% due primarily to increased utilities, repairs and maintenance and management expenses offset by lower real estate taxes in 1997. Lower real estate taxes resulted primarily from the successful resolution of disputed property tax assessments. Property operating revenues less property operating expenses from core properties increased 2.0%, exclusive of depreciation and amortization expense and after adjusting for the building sale discussed above.

   Interest expense increased $6,190,000 or 49.0% from $12,643,000 in 1996 to $18,833,000 in 1997, due primarily to increased interest on mortgage notes payable of $6,418,000 related to mortgage indebtedness assumed in connection with the Operating Partnership's 1996 and 1997 acquisitions. The increase in mortgage interest expense was offset by a decrease in net interest expense on revolving line of credit borrowings between years due primarily to a larger percentage of revolving line of credit borrowings being utilized for the Operating Partnership's increased development activity in 1997, resulting in increased interest capitalization as a percentage of total line of credit interest expense in 1997 compared to 1996.

   Operating Partnership general and administrative expenses increased $1,337,000 or 57.8% from $2,315,000 in 1996 to $3,652,000 in 1997, due primarily to increased personnel and related administrative costs attributable to the Operating Partnership's southeast expansion. The majority of the increase relates to the additional general and administrative expenses associated with the Operating Partnership's Nashville, Tennessee and Raleigh, North Carolina operations, both of which were acquired in the fourth quarter of 1996, and expenses related to the establishment of an office in Orlando, Florida, which also occurred in the fourth quarter of 1996. As a percentage of total revenue, general and administrative expenses decreased from 4.3% in 1996 to 4.0% in 1997.

   Interest income increased $1,017,000 or 206.7% from $492,000 in 1996 to $1,509,000 in 1997 due primarily to increased real estate loan interest, including $442,000 of real estate loan interest on loans to affiliated entities and others.

   Equity in earnings of unconsolidated entities represents primarily the Operating Partnership's 99% economic interest in the earnings of the Service Companies and their subsidiaries after the elimination of interest expense and intercompany profits to the Operating Partnership. Equity in earnings of the Service

Companies and their subsidiaries increased by $629,000 or 46.9% from $1,340,000 in 1996 to $1,969,000 in 1997 due primarily to gains on sales of real estate properties, principally land, and increased earnings from partnerships and joint ventures, also principally due to gains from land sales. Apart from these gains, net earnings from the operations of the Service Companies were comparable between years.

Segment Operations

   A comparison of segment earnings in 1997 and 1996 is detailed below (in thousands):

                                                                     Segment
                                                                    Earnings
                                                                 ---------------
   Operating Segments                                             1997    1996
   ------------------                                            ------- -------
   Georgia...................................................... $51,112 $41,083
   North Carolina...............................................  11,519     --
   Tennessee....................................................   7,721   1,047
   Other........................................................   2,157   1,066
                                                                 ------- -------
   Total........................................................ $72,509 $43,196
                                                                 ======= =======

   Segment earnings increased $29,313,000 or 67.9% from $43,196,000 in 1996 to $72,509,000 in 1998. Segment earnings in Georgia increased due primarily to the stabilization of development properties throughout 1996 and 1997 as well as property acquisitions in both years. North Carolina segment earnings in 1997 reflect the operating results from the initial acquisition from Lichtin of operating properties in the Research Triangle area of North Carolina on December 31, 1996 and the additional property acquisitions in 1997 associated with that same transaction (see Note 3 to the consolidated financial statements). Segment earnings in Tennessee increased in 1997 due primarily to the full year operating results from the initial acquisition from NWI of operating properties in Nashville, Tennessee on November 1, 1996 and from the partial year impact of additional property acquisitions in 1997 associated with that same transaction (see Note 3 to the consolidated financial statements). Other segment earnings increased due primarily to the stabilization of additional development properties in Orlando, Florida in 1996 and 1997 and the Operating Partnership's entry into the Jacksonville, Florida market in late 1997.

Liquidity and Capital Resources

   The Operating Partnership continues to generate increasing cash flows from operations. Cash provided by operating activities increased $28,724,000 or 58.5%, from $49,097,000 in 1997, to $77,821,000 in 1998. The increase resulted primarily from a full year of operating income in 1998 from 37 operating buildings acquired and 18 development properties and two property expansions stabilized in 1997, and from the partial year operating income from 48 buildings acquired and 27 development properties and one property expansion stabilized in 1998.

   The Operating Partnership's net cash flow from operations is currently sufficient to meet the Operating Partnership's current operational needs and to satisfy the Operating Partnership's current quarterly distribution requirements, which are structured to ensure that the Company can satisfy the dividend requirements necessary to maintain its status as a REIT. Operating Partnership management believes that operating cash flows will continue to be adequate to fund these requirements in 1999.

   In 1998, the Operating Partnership invested $392,015,000 in property acquisition, development, construction and real estate loan activities. This compares to $182,762,000 in 1997. This increased cash investment activity reflects the increased cash component of the Operating Partnership's building acquisition activity in 1998 compared to 1997 of approximately $113,397,000 with the remaining increase due to increased development and land acquisition activity in 1998. In addition, the Operating Partnership's investments in and advances to unconsolidated entities increased from $2,504,000 in 1997 to $66,324,000 in 1998, due partially to the Operating Partnership financing the operations of the Service Companies through direct line of credit borrowings subsequent to March 1998. Previously, the Service Companies were financed through bank line of credit borrowings. The increased investments and advances in 1998 also reflects the Service Companies' $9,600,000 investment in Codina as well as additional real estate investments.

   Financing for the Operating Partnership's property investment activities in 1998 consisted primarily of $55,835,000 from common capital contributions from the Company, $97,662,000 from preferred partnership units issuances, $285,000,000 from unsecured note and term loan borrowings and increased revolving credit facility borrowings of $35,105,000 offset by repayments and retirements of mortgage and other notes payable of $32,333,000. This compares to $251,916,000 from both common and preferred capital contributions from the Company, offset by repayments and retirements of debt balances totaling $86,329,000 in 1997. The debt and equity components of the Company's or Operating Partnership's on-going financing strategy may differ based upon future market conditions.

   In 1998, the Operating Partnership increased its available borrowing capacity under its syndicated, unsecured, line of credit arrangements (the "Credit Facility") from $225,000,000 to $245,000,000 and lowered its borrowing costs from LIBOR plus 1.05% to LIBOR plus 0.80%. The Credit Facility may be used to, among other things, meet the Operating Partnership's operational obligations and to fund the distributions necessary for the Company to meet its annual REIT dividend requirements. The Operating Partnership currently intends to finance its development and acquisition activities primarily through borrowings under the Credit Facility, refinanced, as necessary, through the issuance of both common and preferred partnership interests and public and private unsecured debt obligations. Additionally, the Operating Partnership may selectively use real estate asset sales and other joint venture arrangements to supplement the financing of its development pipeline. At December 31, 1998, the Operating Partnership had available capacity under the Credit Facility of approximately $126,975,000 (see Note 4 to the consolidated financial statements). The Credit Facility matures on December 31, 2000, and provides for annual extensions through December 31, 2002.

   In January 1999, the Operating Partnership sold 21 buildings totaling approximately 1,181,000 square feet for net proceeds of approximately $51,832,000. In early 1999, the Operating Partnership has and intends to completely use these proceeds to acquire identified operating buildings and additional development land.

   The Operating Partnership received unsecured debt ratings from Standard & Poor's, Moody's and Duff & Phelps in 1997. The Operating Partnership's current ratings give the Operating Partnership "investment grade" status for all current unsecured debt offerings. In 1998, the Operating Partnership utilized its investment grade status and accessed the unsecured debt markets for the first time through the issuance of $200,000,000 of unsecured notes. These rating levels are subject to change based on the above rating agencies' continuing assessments of the Operating Partnership's financial strength and operating performance. Any change in rating status could increase or decrease the Operating Partnership's financing costs.

   The Operating Partnership believes it currently has adequate liquidity and sources of capital, including available borrowing capacity under its existing Credit Facility and remaining capacity of $550,000,000 under its $750,000,000 universal shelf registration, to meet its current operational requirements, to fund annual principal requirements under existing mortgage notes payable and to fund its current development and acquisition activity. It is management's expectation that the Operating Partnership will continue to have access to the additional capital resources necessary to further expand and develop its business and to refinance mortgage notes payable as they mature in 1999. These resources include debt and equity financings, in both public and private markets, including the use of the Operating Partnership's available capacity under its current universal shelf registration. As an alternative to the more traditional debt and equity financings used in prior years, the Operating Partnership has, in early 1999, and may continue to utilize selective real estate asset sales and other joint venture arrangements to provide additional sources of capital in periods where the pricing, terms and availability of other traditional financing sources are not advantageous to the Operating Partnership. Future development and acquisition activities will be undertaken by the Operating Partnership only as suitable opportunities arise. Such activities are not expected to be undertaken unless adequate sources of financing are available and a satisfactory budget with appropriate targeted returns on investment has been internally approved.

   Total consolidated debt amounted to $654,424,000 at December 31, 1998, including unsecured note borrowings of $200,000,000, unsecured bank borrowings of $203,025,000 and mortgage notes payable of $251,399,000. Of the $251,399,000 of mortgage indebtedness, $250,788,000 is fixed rate and $611,000 is variable rate. At December 31, 1998, the weighted average interest rate on the Operating Partnership's fixed rate mortgage debt was 8.3% and on its variable rate mortgage debt was 6.1%. The weighted average interest rates under the Credit Facility and the unsecured term loan, exclusive of the impact of the interest rate swaps discussed below, at December 31, 1998, were each 6.5%. The weighted average interest rate on the Operating Partnership's unsecured notes was 7.125% at December 31, 1998. Based on the outstanding balance of mortgage notes payable at December 31, 1998, the weighted average interest rates on the mortgage notes with a final maturity in each of the next five years and thereafter were 7.3% in 1999, 9.0% in 2000, 7.9% in 2001, 8.2% in 2002, 8.3% in
2003 and 8.5% thereafter.

   Including total consolidated debt obligations of $654,424,000 and $2,309,000 of other notes payable on unconsolidated properties, the total debt obligations of the Operating Partnership and its unconsolidated entities was $656,733,000 or 39% of total market capitalization (defined as total debt plus the market equity value of the Operating Partnership's common and preferred units) at December 31, 1998. At December 31, 1998, (based on the closing price of the common stock of the Company of $28.1875 on December 31, 1998) the 26,988,413 Common Units outstanding would have a total market value of $760,736,000, the 10,000,000 preferred partnership units outstanding would have a liquidation value of $250,000,000 and the 350,000 common unit warrant equivalents outstanding would have a book value of $1,400,000, resulting in total equity value of $1,012,136,000.

Management of Market Risks

   The Operating Partnership's principal market risk relates to its exposure to interest changes, primarily changes in short-term LIBOR and U.S. prime interest rates and medium-term U.S. treasury security interest rates used as the benchmark interest rate for the Operating Partnership's seven to ten year fixed rate unsecured notes. Changes in short-term interest rates cause the Operating Partnership's interest costs on unhedged line of credit borrowings to increase or decrease on a period to period basis. Changes in medium-term U.S. treasury security interest rates will cause the Operating Partnership's interest costs on expected future medium-term unsecured note borrowings to increase or decrease based on changes in the interest rates.

   The Operating Partnership's primary derivative and other financial instruments subject to interest rate risk are the Operating Partnership's fixed and variable rate borrowing arrangements and outstanding interest rate swap arrangements. The Operating Partnership's other financial instruments (cash and cash equivalents, receivables, other assets, accounts payable and other liabilities) are not generally subject to interest rate risks due to the short-term nature and type of these instruments.

   The Operating Partnership uses interest rate swap and treasury rate guarantee hedge arrangements to manage its exposure to interest rate changes. At December 31, 1998, outstanding interest rate swap arrangements serve to decrease the negative impact of increased short-term interest rates on the Operating Partnership's financial results by fixing interest rates on otherwise variable rate debt instruments. In prior years, the Operating Partnership used treasury rate guarantee hedge arrangements to effectively fix the interest rate on anticipated future debt issuances, however, at December 31, 1998, the Operating Partnership had no outstanding treasury rate guarantee hedge arrangements.

   Following is a summary of the terms of the Operating Partnership's fixed and variable rate borrowing arrangements and interest rate swap arrangements at December 31, 1998:

                                                              Average  Average
                                 Principal/Notional   Fair    Interest Years to
Dollars in thousands                   Amount        Value      Rate   Maturity
--------------------             ------------------ --------  -------- --------
Debt
 Mortgage Debt
  Fixed rate....................      $250,788      $259,770    8.3%      6.5
  Variable rate.................           611           611    6.1%     11.9
 Unsecured notes -- fixed rate..       200,000       191,131    7.1%      7.4
 Unsecured term loan--variable
  rate..........................        85,000        85,000    6.5%      3.0
 Unsecured line of credit
  facilities--Variable rate.....       118,025       118,025    6.5%      1.8
Interest Rate Swaps
 Unsecured line of credit
  swaps.........................      $ 40,000      $ (1,446)   --        2.1
  Average pay rate..............           --            --     6.7%      --
  Average receive rate..........           --            --     5.2%      --
 Unsecured term loan swaps......        85,000           169    --        3.0
  Average pay rate..............           --            --     5.0%      --
  Average receive rate..........           --            --     5.3%      --

   If interest rates under the unsecured line of credit facilities and term loan, in excess of the $125,000,000 effectively converted to fixed rates discussed above, and under the Operating Partnership's variable rate mortgage debt fluctuated by 1.0%, interest costs to the Operating Partnership, based on outstanding borrowings at December 31, 1998, would increase or decrease by approximately $800,000 on an annualized basis.

   As reflected in the table above, the interest rate swap arrangements would require the net payment of approximately $1,277,000 (at December 31, 1998), if the arrangements were terminated. Under current accounting rules, these potential costs are not recognized currently in the Operating Partnership's financial statements, but instead are reflected as part of interest expense over the life of the related hedged borrowings, causing reported interest costs to be higher than current interest costs on similar unhedged indebtedness. The costs associated with terminated swap and hedge arrangements can result in charges to operations to the extent hedged borrowings are not completed or are no longer outstanding.

   At December 31, 1998, the Operating Partnership does not have any exposure to foreign currency exchange risk, equity price risk or other material market risks.

Current Development and Acquisition Activity

   At December 31, 1998, the Operating Partnership had committed development and acquisitions totaling approximately $354,339,000 representing 54 buildings totaling 5,923,000 square feet. Net of six buildings stabilized, one building acquired and one building under agreement to be sold in early 1999 totaling 1,058,000 square feet and with a total cost of $50,966,000, and including other changes in estimated costs to complete development properties, the Operating Partnership had at February 28, 1999, committed development and acquisitions totaling approximately $312,998,000 representing 46 buildings totaling 4,865,000 square feet. Properties to be acquired as of February 28, 1999, consist of one building totaling 90,000 square feet with a total expected cost of approximately $5,100,000. Development properties as of February 28, 1999, consist of 45 buildings totaling 4,775,000 square feet with a total expected cost of $307,898,000.

   It is expected that such development and acquisition properties will stabilize or be acquired as detailed below:

                                                       Square                        Estimated
       Year             Buildings                       Feet                            Cost
       ----             ---------                     ---------                     ------------
       1999                 21                        2,286,000                     $154,254,000
       2000                 24                        2,399,000                      154,844,000
       2010                  1                          180,000                        3,900,000
                           ---                        ---------                     ------------
                            46                        4,865,000                     $312,998,000
                           ===                        =========                     ============

   In addition, the Operating Partnership has committed, subject to completing or updating its due diligence procedures, to acquire development land totaling $32,641,000 over various periods ranging up to five years.


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

Supplemental Disclosure of Funds from Operations

   The Operating Partnership believes that funds from operations provides an additional indicator of the financial performance of the Operating Partnership. Funds from operations is defined by NAREIT to mean net income (loss) determined in accordance with GAAP excluding gains (or losses) from debt restructuring and sales of operating property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The Operating Partnership computes funds from operations under the current NAREIT definition by subtracting from net income the distributions to preferred unitholders before making an adjustment for the non-cash items described above. Funds from operations is influenced not only by the operations of the properties, but also by the capital structure of the Operating Partnership. Accordingly, management expects that funds from operations will be one of the factors considered by the Board of Directors of the Company in determining the amount of cash distributions the Operating Partnership will pay to its Common Unitholders. Funds from operations does not represent cash flow from operating, investing and financing activities as defined by GAAP, which are discussed under "Liquidity and Capital Resources" above. Additionally, funds from operations does not measure whether cash flow is sufficient to fund all cash flow needs, including principal amortization, capital expenditures and dividends to shareholders, and should not be considered as an alternative to net income for purposes of evaluating the Operating Partnership's operating performance or as an alternative to cash flow, as defined by GAAP, as a measure of liquidity. Funds from operations presented herein under the NAREIT guidelines is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's funds from operations is comparable to the funds from operations of real estate companies that use the current NAREIT definition.

   The Operating Partnership's calculation of funds from operations follows the guidelines issued by NAREIT, including the recognition of rental income on the "straight-line" basis consistent with its treatment in the Operating Partnership's statements of operations under GAAP. The "straight-line" rental adjustment increased rental revenues by $2,129,000, $680,000 and $475,000 in 1998, 1997 and 1996, respectively. In accordance with the NAREIT guidelines, the Operating Partnership excludes gains or losses on sales of operating (previously depreciated) real estate assets in calculating funds from operations, but includes gains or losses on sales of undepreciated assets
(land) that are of a recurring nature. Pre-tax gains on land sales are included in funds from operations in the amount of $1,023,000, $636,000, and $67,000 in 1998, 1997, and 1996, respectively.

   In 1998, funds from operations available to Common Unitholders increased $19,597,000 or 38.9% to $69,940,000, compared to funds from operations of $50,343,000 in 1997. Funds from operations for 1998, 1997 and 1996, are detailed below (in thousands):

                                                      1998     1997     1996
                                                     -------  -------  -------
   Net income available to Common Unitholders....... $31,043  $26,474  $15,809
   Extraordinary loss...............................     365      --       --
   Depreciation and amortization....................  38,348   24,144   13,474
   Depreciation and amortization--unconsolidated
    entities........................................     237       10       40
   Gain on sale of operating real estate assets.....     (53)    (209)     --
   Gain on sale of operating real estate assets--
    unconsolidated entities.........................     --       (76)     --
                                                     -------  -------  -------
   Funds from operations available to Common
    Unitholders..................................... $69,940  $50,343  $29,323
                                                     =======  =======  =======
   Weighted average Common Units
    Basic...........................................  26,134   21,380   14,280
                                                     =======  =======  =======
    Diluted(a)......................................  26,299   21,580   14,386
                                                     =======  =======  =======

--------
(a) Represents the weighted average Common Units outstanding plus the dilutive effect of the Company's outstanding stock options. Common Unit equivalents related to the Company's outstanding stock options totaled 165,000, 200,000, and 106,000 in 1998, 1997, and 1996, respectively.

Supplemental Information on Capital Expenditures and Leasing Costs

   The following table details the Operating Partnership's capital expenditures and leasing costs for 1998, 1997, and 1996 (in thousands):

                                                      1998     1997     1996
                                                    -------- -------- --------
   Building acquisitions(1)(2)..................... $287,998 $129,884 $201,660
   Development and land acquisition
    activity(3)(4).................................  265,389  137,815   70,476
   Non-revenue-producing building improvements.....    1,900    1,059      543
   Tenant improvement and leasing costs on second-
    generation leases(5)...........................    7,022    4,541    2,995
                                                    -------- -------- --------
                                                    $562,309 $273,299 $275,674
                                                    ======== ======== ========

--------
(1) Building acquisitions in 1997 included two buildings acquired while still under development.
(2) Reflects aggregate acquisition costs including the assumption of indebtedness of $88,273,000, the issuance of $42,422,000 of Common Units and other assumed liabilities, net of other assets, of $4,224,000 in 1998. Reflects aggregate acquisition costs including the assumption of indebtedness of $59,748,000, the issuance of $31,210,000 of Common Units and exclusive of the decrease in other acquisition related payables, net of receivables, of $756,000 in 1997. Reflects aggregate acquisition costs including the assumption of mortgage notes payable of $104,628,000, the issuance of $55,209,000 of Common Units and other acquisition related payables, net of receivables, of $906,000 in 1996.
(3) Includes first-generation leasing costs on development properties totaling $9,391,000, $3,774,000, and $1,287,000 in 1998, 1997, and 1996,
    respectively.
(4) Reflects aggregate development, land acquisition and leasing costs net of the settlement of real estate development loans of $10,870,000, including the assumption of indebtedness of $2,864,000, the issuance of $13,181,000 of Common Units and exclusive of the increase in construction payables of $1,756,000 in 1998. Reflects aggregate costs including the assumption of indebtedness of $5,121,000, the issuance of $388,000 of Common Units, net of the settlement of real estate development loans of $7,376,000 and exclusive of the decrease in construction payables of $776,000 in 1997. Reflects aggregate costs net of the decrease in construction payables of $743,000 in 1996.
(5) Includes second-generation leasing costs totaling $2,706,000, $2,073,000, and $1,331,000 in 1998, 1997, and 1996, respectively.

Recent Accounting Pronouncements

   The Operating Partnership adopted Statements of Financial Accounting Standards ("SFAS") 130, "Reporting of Comprehensive Income," during 1998 which established standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other nonowner changes in shareholders' equity. As of December 31, 1998, the Operating Partnership had no items of other comprehensive income.

   Effective for the year ended December 31, 1998, the Operating Partnership implemented the disclosure requirements of SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." Segment disclosures under SFAS 131 for each of the three years in the period ended December 31, 1998 are reflected in note 12 to the consolidated financial statements.

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

   In June 1998, SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities," was issued prescribing new accounting standards for the accounting and disclosures of derivative instruments and hedging transactions. SFAS 133 will require the Operating Partnership to record all derivative instruments on the balance sheet at fair value. Changes in derivative fair values will either be recorded in earnings along with the changes in fair value of related hedged assets or liabilities or as an adjustment to stockholders equity depending on the nature and type of derivative instrument. SFAS 133 will be effective for the Operating Partnership beginning January 1, 2000. The Operating Partnership is evaluating the provisions of SFAS 133 and plans to adopt SFAS 133 in its financial statements beginning in 2000. The impact of SFAS 133 on the Operating Partnership's financial statements will depend on the extent, type and effectiveness of the Operating Partnership's hedging activities. However, the Operating Partnership does not believe the effect of adopting SFAS 133 will be material to its financial position or results of operations.

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

   State of Readiness. The Operating Partnership's primary financial and operating systems are supplied by third-party suppliers. Based on communications with these third-party suppliers, internal evaluations of the third-party systems and internal assessments of in-house information systems, the Operating Partnership expects these systems to be year 2000 compliant by the end of the second quarter of 1999. Additionally, the Operating Partnership has evaluated its telephone systems and such systems are expected to be fully year 2000 compliant before the end of 1999.

   The Operating Partnership is also assessing the potential impact of the year 2000 issue resulting from the potential failure of its key building mechanical systems or the failure of its major vendors, suppliers and tenants to be year 2000 compliant. Key building mechanical systems include, but are not limited to, HVAC systems, elevators and security systems. Major vendors and suppliers include providers of utility services and suppliers of raw materials utilized in the development and construction of buildings. The Operating Partnership's assessments include the use of questionnaires and direct discussions with such vendors, suppliers and tenants. The Operating Partnership anticipates the completion of its assessments and evaluations in these areas in the first half of 1999.

   Cost to Address Year 2000 Issues. Through December 31, 1998, the Operating Partnership has spent approximately $53,000 to upgrade and replace certain computer hardware systems and its telecommunication systems to ensure Year 2000 compliance. The Operating Partnership estimates that it will spend an additional $135,000 on computer hardware system upgrades and replacements during 1999 relating to Year 2000 compliance issues. A significant portion of such actual and future expenditures are part of the Operating Partnership's on-going technology enhancement program and, as such, these expenditures are not incremental costs associated with Year 2000 readiness. The Operating Partnership does not expect to incur additional incremental costs in excess of amounts stated above relating to year 2000 compliance and the Operating Partnership does not believe the total costs of Year 2000 compliance to be material to the Operating Partnership's consolidated financial condition or results of operations taken as a whole. The Operating Partnership continues to allocate the time and resources necessary to timely resolve significant year 2000 issues.

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

   Contingency Plans. To date, the Operating Partnership has not established any contingency plans for possible year 2000 issues. After its assessments are completed in the first half of 1999, the Operating Partnership anticipates evaluating and developing contingency plans, to the extent such plans are feasible, to address identified risks. It is anticipated that any such plans will be developed in the second half of 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   A discussion of the Operating Partnership's exposure to, and management of, market risk appears in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K. Such discussion under the caption "Management of Market Risks" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of this report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Directors and Executive Officers of the Company, the parent of the Operating Partnership, and their positions are as follows:

 Name                            Age Title
 ----                            --- -----
 Directors
                                     Chairman of the Board and Chief Executive
 A. Ray Weeks, Jr...............  46 Officer
                                     Vice Chairman of the Board and Chief
 Thomas D. Senkbeil.............  49 Investment Officer
 Forrest W. Robinson............  47 President and Chief Operating Officer
 John W. Nelley, Jr.............  50 Managing Director, Nashville Operations
 Barrington H. Branch...........  58 Director
 George D. Busbee...............  71 Director
 William Cavanaugh III..........  60 Director
 Armando Codina.................  52 Director
 Charles R. Eitel...............  49 Director
 Harold S. Lichtin..............  50 Director
 William O. McCoy...............  65 Director

 Executive Officers
                                     Senior Vice President and Chief Financial
 David P. Stockert..............  36 Officer
                                     Senior Vice President, North Carolina
 Robert G. Cutlip...............  49 Operations
                                     Senior Vice President, Construction
 Clyde H. Duckett...............  56 Services
 Mark W. Flowers................  41 Senior Vice President, Landscape Services
                                     Senior Vice President, North Florida
 Charles D. Graham..............  55 Operations
                                     Senior Vice President, Dallas/Ft. Worth
 Jeffrey D. Turner..............  38 Operations
 Eben Hardie III................  40 Senior Vice President, Development
 Elizabeth C. Belden............  44 Vice President, Corporate Counsel
 Arthur J. Quirk................  41 Vice President and Controller
                                     Vice President, Development &
 Thomas W. Trocheck.............  44 Acquisitions
 Susan C. Walker................  45 Vice President, Investor Relations
 Robert T. Weeks................  38 Vice President, Information Technology

   The Board of Directors of the Company currently consists of eleven persons. Directors of the Company are divided into three classes serving staggered three-year terms, with directors serving until the election and qualification of their successors. Certain information regarding the directors is set forth below. This information has been furnished by the respective individuals:

Directors--Terms Expiring in 1999

   Thomas D. Senkbeil. Director of the Company since October 1992. Mr. Senkbeil has been the Vice Chairman of the Board and Chief Investment Officer of the Company since October 1992. From September 1984 to October 1992, Mr. Senkbeil served as Executive Vice President and Managing Partner of Senkbeil & Associates, Inc. and Anderson & Senkbeil, Inc., each a real estate development firm. Mr. Senkbeil is 49 years old.

   John W. Nelley, Jr. Director of the Company since November 1996. In addition, Mr. Nelley has been a Managing Director of the Company, with responsibilities for the Company's activities in Nashville, Tennessee, since November 1996. Since 1982, Mr. Nelley has been a General Partner of NWI Warehouse Group, L.P., an industrial warehouse development company in Nashville, Tennessee, whose assets and business have been acquired, or are under agreement to be acquired, by the Company. Mr. Nelley is 50 years old.

   Barrington H. Branch. Director of the Company since August 1994. He is currently President of The Branch-Shelton Company LLC, a private investment banking firm. From October 1991 to February 1997,

Mr. Branch was President and Chief Executive Officer of DIHC Management Corporation, the wholly owned U.S. real estate investment subsidiary of Pensionenfonds PGGM, the second largest private pension fund in The Netherlands. Mr. Branch is 58 years old.

   William Cavanaugh III. Director of the Company since June 1997. Mr. Cavanaugh has been President and Chief Executive Officer of Carolina Power & Light Company ("CP&L") since October 1996. He joined CP&L in September 1992 and served as the Company's President and Chief Operating Officer until October 1996, when he became Chief Executive Officer. Prior to joining CP&L, he was Chairman, Chief Executive Officer and Director of Entergy Operations, Incorporated, and Group President--Energy Supply for Entergy Corporation. He is a member of the Board of Directors of the Nuclear Energy Institute, the Association of Edison Illuminating Companies, Wachovia Bank of North Carolina, North Carolina Citizens for Business and Industry, and the Southeastern Electric Exchange. Mr. Cavanaugh is 60 years old.

   Armando Codina. Director of the Company since June 1998. For over 20 years, Mr. Codina has been Chairman and Chief Executive Officer of Codina Group, Inc., a Miami based real estate investment, development, construction, brokerage and property management firm of which the Company owns a one-third interest. Mr. Codina serves on the boards of AMR Inc. (American Airlines), American Bankers Insurance Group, Inc., BellSouth Corporation, FPL Group Inc. and Winn-Dixie Stores, Inc. Mr. Codina is 52 years old.

Directors--Terms Expiring in 2000

   A. Ray Weeks, Jr. Chairman of the Board of Directors and Chief Executive Officer of the Company since its incorporation in 1983. He was also the President of the Company from 1983 through March 1991. Mr. Weeks is 46 years old.

   George D. Busbee. Director of the Company since August 1994. He has been of counsel to the law firm of King & Spalding since January 1994 and was a Partner of King & Spalding from January 1983 to December 1993. Mr. Busbee is a former Governor of the State of Georgia. He is currently a director of Union Camp Corporation. Mr. Busbee is 71 years old.

   William O. McCoy. Director of the Company since August 1994. Since December 1997, Mr. McCoy has been a partner of Franklin Street partners, an investment management firm in Chapel Hill, North Carolina. Mr. McCoy was Vice President-Finance for the University of North Carolina system from February 1995 to November 1998. He was President of BellSouth Enterprises and Vice Chairman of the Board of BellSouth Corporation, a regional telecommunications company, from 1983 until January 1995. He is currently a Director of Carolina Power & Light Company, Kenan Transport Company, Fidelity Investments and the Liberty Corporation. Mr. McCoy is 65 years old.

Directors--Terms Expiring in 2001

   Forrest W. Robinson. Director and President of the Company since April 1991 and the Chief Operating Officer since May 1988. Mr. Robinson is 47 years old.

   Charles R. Eitel. Director of the Company since August 1994. Since February 1997, Mr. Eitel has been President and Chief Operating Officer of Interface, Inc., a worldwide commercial interiors products and services company. He was President and Chief Executive Officer, Floorcoverings Group, Interface, Inc., and served as Executive Vice President of Interface, Inc., from October 1994 until February 1997. Mr. Eitel was President and Chief Executive Officer of Interface Flooring Systems from November 1993 to February 1994, and was President of the Floor Coverings Division of Collins & Aikman from July 1987 to November 1993. He is currently on the board of directors of Interface, Inc. Mr. Eitel is 49 years old.

   Harold S. Lichtin. Director of the Company since December 1996. Since October 1997, Mr. Lichtin has been President of Lichtin Corporation, a real estate and investment firm. Mr. Lichtin had been a Managing

Director of the Company, with responsibilities for the Company's activities in the Research Triangle area of North Carolina, from December 1996 through September 1997 and since October 1997 has served as a consultant to the Company. From 1977 to December 1996, Mr. Lichtin was President of Lichtin Properties, Inc., a commercial development and property management company that was acquired by the Company in December 1996. Mr. Lichtin is 50 years old.

   The following is a biographical summary of the experience of the executive officers, other than those who are also directors, of the Company:

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

   Robert G. Cutlip. Senior Vice President, North Carolina Operations, of the Company since October 1997. Senior Vice President, Development, of the Company from April 1993 to September 1997. Vice President and Principal-in-Charge of Dallas Industrial and Phoenix/Colorado Operations of Paragon Group, a national full service real estate development company, from January 1992 to April 1993, Vice President and Principal of Dallas Industrial from January 1990 to December 1991 and Vice President, Operations from January 1988 to January 1990. Master of Business Administration from University of Southern California, Master of Science in Civil Engineering from Vanderbilt University and Bachelor of Science in Civil Engineering from U.S. Air Force Academy.

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

   Eben Hardie III. Senior Vice President, Development of the Company since October 1997. President of Cauble Development Services Company from December 1994 to October 1997. Senior Vice President, Kern Realty Services from 1988 to 1994. Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania.

   Jeffrey D. Turner. Senior Vice President, Dallas/Ft. Worth Operations since June 1998. Vice President-Dallas Industrial for Paragon Group, Inc. a national full-service real estate development company, from January 1985 through June 1998. Bachelor of Arts in Marketing from Anderson University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

   Compliance with Section 16(a) of the Exchange Act requires the Company's officers, directors, and persons who own more than 10% of the Company's Common Stock to file certain reports with respect to each such person's beneficial ownership of the Company's Common Stock. In addition, Item 405 of
Regulation S-K requires the Company to identify in this current report each reporting person who failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal year. Based on a review of the copies of such forms furnished to the Company, the Company believes that all reports required to be filed pursuant to
Section 16(a) during 1998 were timely filed except that Harold S. Litchtin, a director of the Company, filed two late Forms 4, and John W. Nelley, Jr., an executive officer and director of the Company, filed a late Form 4.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

   The following sets forth certain information concerning the compensation paid to the Company's chief executive officer, each of the four other most highly compensated executive officers of the Company and one former executive officer of the Company (collectively, the "Named Executive Officers"):

                                                              Long-Term
                                                         Compensation Awards
                                                        -----------------------
                                                                     Securities
                                 Annual Compensation    Restricted   Underlying
Name and Principal             -----------------------    Stock       Options      All Other
Position                  Year  Salary  Bonus(2)(3)(4)    Awards        (#)     Compensation(5)
------------------        ---- -------- --------------  ----------   ---------- ---------------
A. Ray Weeks, Jr.(1)....  1998 $295,277    $250,000      $300,000(6)  100,000      $  7,531
 Chairman of the Board
  and                     1997  264,231     192,000           --       10,000         7,071
 Chief Executive Officer  1996  218,451         --            --       25,000       171,544

Thomas D. Senkbeil......  1998  244,661     210,000           --       75,000         7,531
 Vice Chairman of the
  Board                   1997  217,392     155,000           --          --          7,136
 and Chief Investment
  Officer                 1996  196,382     136,000       235,000(7)   20,000         7,231

Forrest W. Robinson.....  1998  229,662     190,000           --       65,000         7,531
 President and Chief      1997  205,280     140,000           --          --          7,125
 Operating Officer        1996  196,382     128,000       200,000(7)   20,000         7,231

David P. Stockert.......  1998  219,246     175,000           --       55,000         7,240
 Senior Vice President
  and                     1997  193,480     127,500           --          --          6,743
 Chief Financial Officer  1996  184,687     116,000       200,000(7)   17,500         5,077

John W. Nelley, Jr.(8)..  1998  213,600     110,000           --       37,500         8,881
 Managing Director--
  Nashville               1997  167,292      67,000           --          --          9,007
 Operations               1996   20,557         --            --       40,000           962

Klay W. Simpson(9)......  1998   29,989     448,861(10)       --          --          5,176
 Senior Vice President--
  Marketing               1997   57,200     348,092(10)       --          --          3,900
                          1996   57,200     318,014(10)       --        8,000         2,828

--------
(1) In 1998, Mr. Weeks elected to defer $143,914 of salary payments through the Company's Deferred Compensation Plan (discussed below). As discussed in note (5) below, in 1998, Mr. Weeks elected to add a prior year deferred bonus amount totaling $181,503 to the Deferred Compensation Plan. Under the provisions of the Deferred Compensation Plan and Mr. Weeks elections under the Plan, Mr. Weeks' compensation deferrals are invested in hypothetical shares of the Company's common stock. The value of Mr. Weeks' deferred compensation account, at any point in time, equals the value of the hypothetical shares of common stock held by the plan, including the reinvestment of hypothetical cash and common stock dividends on such shares, at the current market price of the Company's common stock. At December 31, 1998, the value of Mr. Weeks deferred compensation account was $309,346.
(2) Bonus amounts for 1998 totaling $250,000 for Mr. Weeks, $210,000 for Mr. Senkbeil, $190,000 for Mr. Robinson, $175,000 for Mr. Stockert and $100,000 for Mr. Nelley earned in 1998 were paid in 1999.
(3) Bonus amounts for 1997 totaling $192,000 for Mr. Weeks, $155,000 for Mr. Senkbeil, $140,000 for Mr. Robinson, $127,500 for Mr. Stockert and $67,000 for Mr. Nelley earned in 1997 were paid in 1998.
(4) Bonus amounts for 1996 totaling $136,000 for Mr. Senkbeil, $128,000 for Mr. Robinson and $116,000 for Mr. Stockert earned in 1996 were paid in 1997.
(5) For 1998, amounts include the Company's matching contributions to its 401(k) retirement savings plan of $3,200 for Mr. Weeks, $3,200 for Mr. Senkbeil, $3,200 for Mr. Robinson, $3,200 for Mr. Stockert, $3,200 for Mr. Nelley and $3,200 for Mr. Simpson. Amounts for 1998 also include health care and disability premium payments of $4,331 for Mr. Weeks, $4,331 for Mr. Senkbeil, $4,331 for Mr. Robinson, $4,040 for Mr. Stockert, $5,681 for Mr. Nelley and $1,976 for Mr. Simpson. For 1996, the amount for Mr. Weeks also includes a bonus totaling $164,000 earned in 1996 that the Compensation Committee of the Board of Directors elected to defer for a period of five years. The terms of such bonus deferral also provided for the payment of interest to Mr. Weeks on the amount of the deferred bonus. Total interest earned on the deferred bonus totaled $6,503 in 1998 and $11,000 in 1997. Effective July 1, 1998, Mr. Weeks elected to have the aggregate deferred amount, including accrued interest, totaling $181,503 be considered part of the Deferred Compensation Plan.
 (6) Represents the value of 10,835 restricted shares of the Company's Common Stock granted to Mr. Weeks on January 21, 1999, related to 1998 performance. These shares were granted in recognition of successful prior service to the Company and will be earned through the continued financial performance of the Company as stated below. These shares vest ratably over the four year period ended January 21, 2003, provided the Company's annual per share funds from operations growth exceeds 9% on an annual basis for each vesting period. Funds from operations is a REIT industry measurement that is one of the tools used by the Board of Directors to assess the financial performance of the Company. At December 31, 1998, the restricted stock granted to Mr. Weeks had a value of 305,412 (assuming all shares will fully vest in accordance with the terms of the arrangements). Dividends are paid on the restricted stock at the same rate payable to common shareholders.
 (7) Represents the value of 7,015, 5,970 and 5,970 restricted shares of the Company's Common Stock granted on February 17, 1997, to Mr. Senkbeil, Mr. Robinson and Mr. Stockert, respectively, related to 1996 performance. These shares were granted in recognition of successful prior service to the Company and will be earned through the continued financial performance of the Company as stated below. These shares vest ratably over the four year period ended February 17, 2000, provided the Company's annual per share funds from operations growth exceeds 10% on an annual basis for each vesting period. Effective on each of February 17, 1999 and 1998, 25% of the restricted stock granted to Mr. Senkbeil, Mr. Robinson and Mr. Stockert vested in accordance with the terms of their restricted stock arrangements discussed above. At December 31, 1998, the restricted stock granted to Mr. Senkbeil, Mr. Robinson and Mr. Stockert had a value of $197,735, $168,279 and $168,297, respectively (assuming all shares will fully vest in accordance with the terms of the arrangements). Dividends are paid on the restricted stock at the same rate payable to common shareholders.
 (8) Mr. Nelley was employed by the Company on November 1, 1996.
 (9) Mr. Simpson resigned his employment with the Company on June 16, 1998.
(10) Amounts represent commissions earned on real estate transactions under the terms of Mr. Simpson's employment arrangement with the Company.

Option Grants in Last Fiscal Year

   The following table sets forth the individual grants of stock options made during 1998 to each Named Executive Officer.

                                        Individual Grants
                         ------------------------------------------------
                                                                          Potential Realizable Value
                         Number of                                        at Assumed Annual Rates of
                         Securities Percent of Total                       Stock Price Appreciation
                         Underlying Options Granted  Exercise                 for Option Term(2)
                          Options   to Employees in    Price   Expiration ---------------------------
Name                     Granted(1)   Fiscal Year    ($/Share)    Date         5%            10%
----                     ---------- ---------------- --------- ---------- ------------- -------------
A. Ray Weeks, Jr........  100,000        18.10%       $32.00    5/20/08   $   2,012,463 $   5,099,976
Thomas D. Senkbeil......   75,000        13.57%        32.00    5/20/08       1,509,347     3,824,982
Forrest W. Robinson.....   65,000        11.76%        32.00    5/20/08       1,308,101     3,314,984
David P. Stockert.......   55,000         9.95%        32.00    5/20/08       1,106,855     2,804,987
John W. Nelley, Jr......   37,500         6.79%        32.00    5/20/08         754,674     1,912,491
Klay W. Simpson.........      --           --            --         --              --            --

--------
(1) All options listed above become exercisable ratably on the first, second and third anniversaries, respectively, following the date of grant.

(2) Amounts for the Named Executive Officers shown under the "Potential Realizable Value" columns above have been calculated by multiplying the exercise price by the annual appreciation rate shown (compounded for the term of the options), subtracting the exercise price per share and multiplying the gain per share by the number of shares covered by the options. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's common stock and overall market conditions. Accordingly, the amounts reflected in this table may not be achieved.

Options Exercised and Fiscal Year-End Option Values Table

   The following table sets forth information with respect to options exercised during the last fiscal year and the value of unexercised in-the-money options held by the Named Executive Officers of the Company at December 31, 1998.

                                                       Number of Securities Underlying          Value of Unexercised
                                                           Unexercised Options at              In-the-Money Options at
                             Shares                          Fiscal Year-End(#)                 Fiscal Year-End($)(2)
                            Acquired        Value      -----------------------------------    -------------------------
Name                     on Exercise(#) Realized($)(1)  Exercisable        Unexercisable      Exercisable Unexercisable
----                     -------------- -------------- ---------------    ----------------    ----------- -------------
A. Ray Weeks, Jr........        --              --                85,000              115,000  $617,397      $18,228
Thomas D. Senkbeil......        --              --                68,333               81,667  $520,728      $14,584
Forrest W. Robinson.....        --              --                68,333               71,667  $520,728      $14,584
David P. Stockert.......        --              --                60,667               60,833  $236,459      $12,760
John W. Nelley, Jr......        --              --                40,000               37,500       --           --
Klay W. Simpson.........     20,344        $118,180                  --                   --        --           --

--------
(1) In accordance with the Securities and Exchange Commission's rules, values are determined by subtracting the exercise price from the fair market value of the underlying Common Stock on the option exercise date.
(2) In accordance with the Securities and Exchange Commission's rules, values are determined by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value is deemed to be $28.1875, the price of the Common Stock as reported on the New York Stock Exchange on December 31, 1998.

Meetings of the Board of Directors

   During 1998, the Board of Directors held four regular meetings and five special meetings. In 1998, all of the directors, other than Armando Codina (who was appointed in June), attended at least 75% of the Board meetings and the meetings held by committees of the Board of Directors on which the directors served.

Committees of the Board of Directors

   The Board of Directors controls the management of the Company and its property and the disposition thereof and is responsible for the general policies of the Company and general supervision of the Company's activities. To assist in carrying out its duties, the Board has delegated certain authority to an Audit Committee and a Compensation Committee.

   Audit Committee. The Audit Committee consists of William O. McCoy and Charles R. Eitel. William O. McCoy is the Chairman of the Committee. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls. The Audit Committee held one meeting during 1998.

   Compensation Committee. The Compensation Committee consists of Barrington H. Branch and George D. Busbee. Barrington H. Branch is the Chairman of the Committee. The Compensation Committee is responsible for determining compensation for the Company's executive officers and for administering the Company's Incentive Stock Plans. The Compensation Committee held two meetings during 1998.

   Compensation Committee Interlocks and Insider Participation. During 1998, Messrs. Branch and Busbee served as members of the Compensation Committee. No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during 1998. Mr. Busbee is of counsel to the law firm of King & Spalding. Mr. Busbee, formerly a Partner of such firm, retired from King & Spalding as of December 31, 1993. King & Spalding provided certain legal services to the Company in 1998, including services in connection with offerings of debt and equity securities by the Company and the Operating Partnership and certain significant acquisitions made by the Company. See "Certain Transactions--Transactions with Directors." There are no Compensation Committee interlocks.

   The Board does not have a nominating committee.

Compensation of Directors

   The Company pays its directors who are not employees of the Company fees for their services as directors. Non-employee directors receive annual compensation of $20,000 plus a fee of $1,000 for attendance in person and $250 for attendance by telephone at each meeting of the Board of Directors.

   Each non-employee director, upon joining the Board of Directors, receives an initial grant of options to purchase 5,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock at the date of the grant of such options. Thereafter, each director who is serving as such on December 31 of each calendar year and who has served as such for more than one year will, on each December 31, automatically receive an annual grant of options to purchase 5,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock at the date of the grant of such options.

Noncompetition and Employment Agreements

   Certain of the Named Executive Officers and directors had employment and noncompetition agreements with the Company, as set forth below.

   Each of A. Ray Weeks, Jr., Thomas D. Senkbeil, Forrest W. Robinson, David P. Stockert, John W. Nelley, Jr., and Harold S. Lichtin has entered into a noncompetition agreement (the "Noncompete Agreement") with the Company, the Operating Partnership, Weeks Realty Services and Weeks Construction Services. The Noncompete Agreements, with certain exceptions, prohibit each individual from serving as an officer, director, or partner of, owning any interest in or performing certain managerial functions on behalf of any entity that engages directly or indirectly in the development, operation, management, leasing, construction or landscaping of any industrial or office properties during the term of his employment or consulting arrangement with the Company, as applicable, and for a period of three years thereafter, with respect to Messrs. Weeks, Senkbeil and Robinson, for a period of two years thereafter, with respect to Mr. Stockert, and for a period of one year thereafter, with respect to Messrs. Nelley and Lichtin.

   On November 1, 1996, John W. Neeley, Jr. entered into an employment agreement with the Company (the "Employment Agreement"), and, effective October 1, 1997, Mr. Lichtin entered into a consulting agreement (the "Consulting Agreement") with the Company. The Employment Agreement provides for a three-year term of employment for Mr. Neeley, and the Consulting Agreement provides for a consulting arrangement until December 31, 1999. Annual compensation (including bonus and stock option or restricted stock awards) is set in accordance with the criteria established by the Compensation Committee of the Board of Directors. See "Board Compensation Committee Report on Executive Compensation." The employment agreements for Messrs. Weeks, Senkbeil, Robinson and Stockert expired in 1998.

Change of Control Agreements

   A. Ray Weeks, Jr., Thomas D. Senkbeil, Forrest W. Robinson, David P. Stockert and John W. Nelley, Jr. each have entered into Change of Control Agreements with the Company which entitle the officers to receive, upon a change of control, severance payments if his employment terminates voluntarily or involuntarily before the first anniversary of the change in control or involuntarily before the second anniversary of the change in control. The benefits on such a termination would equal 2.5 times such officer's compensation package (as defined in the agreement) and any unvested stock options or restricted stock awards would vest automatically.

1998 Deferred Compensation Plan

   The Company has adopted the Weeks Corporation Amended and Restated 1998 Deferred Compensation Plan (the "Deferred Compensation Plan"), which permits eligible executives and directors of the Company and its affiliates to defer the payment of all or a portion of their compensation or retainer payable for services as an eligible executive or a director. Each eligible executive or director may elect, on or before December 31 of any calendar year, to defer the payment of the compensation or retainer payable on or after the January 1. If an eligible executive or director has made such a deferral election for any calendar year and has not revoked such election before the beginning of any subsequent calendar year, his or her election shall remain in effect for each such calendar year and shall be irrevocable through the end of each such subsequent calendar year.

   Any amount deferred under the Deferred Compensation Plan will not be paid to the eligible executive or director as earned, but will be credited to a bookkeeping account maintained by the Company in the name of the eligible executive or director, and the eligible executive or director shall elect when he or she makes a deferral election whether this account shall be deemed invested in interest (based on the prime interest rate as reported in The Wall Street Journal) or in Common Stock. Each participating eligible executive or director will be treated as a general and unsecured creditor of the Company and its affiliates with respect to such funds.

   The balance credited to an eligible executive's or director's account shall become distributable to him or her as of the first day of the calendar quarter which immediately follows the calendar quarter which includes his or her date of death or the effective date of his or her resignation, removal or retirement as an eligible executive or director, whichever comes first, and the distribution shall be made (or shall begin) as soon as practicable after the beginning of such calendar quarter. All distributions under the Deferred Compensation Plan shall be made in cash, and all such distributions shall be made in a lump sum unless the eligible executive or director elects at least one full year before his or her account first becomes distributable to have his or her account distributed in either 5 or 10 annual installments. In addition, an eligible executive or director may receive a distribution under the Deferred Compensation Plan pursuant to a limited early withdrawal right, and the eligible executive or director may designate a beneficiary to receive the balance credited to his or her account in the event of his or her death.

Board Compensation Committee Report on Executive Compensation

   The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors. The Compensation Committee is composed of two independent, non-employee directors who are responsible for developing, administering and monitoring the compensation policies applicable to the Company's executive officers, and for administering the Company's Incentive Stock Plans, under which grants may be made to executive officers and other key employees. The Compensation Committee considers recommendations from management, along with other factors, and reviews independently prepared industry compensation information.

 Executive Compensation Philosophy.

   The Compensation Committee believes that a fundamental goal of the Company's executive compensation program should be to foster a high-performance culture that motivates and retains high-performing executives, to promote teamwork, to align compensation with business objectives and sustained performance and to provide incentives to create value for the Company's shareholders. The Compensation Committee believes that a significant portion of total executive officer compensation should consist of variable, performance-based components, such as bonuses and restricted stock and stock option awards, which can increase or decrease to reflect changes in Company or individual performance.

   The Compensation Committee uses as its primary market benchmark the practices of a peer group of equity real estate investment trusts ("REITs") similar in business focus, market capitalization and/or performance to the Company. It believes that equity REITs offer the most likely competition for executive talent. Comparative compensation information for the peer group of equity REITs used by the Compensation Committee was obtained from the SNL Executive Compensation Review 1998 -- REITs. The Compensation Committee believes that a peer group comparison enables the Company to determine a fair level of compensation for executive officers, while assuring shareholders that executive pay levels are reasonable.

 Components of Compensation.

   Base Salary. Base salary levels are determined based on the executive's performance, tenure and industry experience, as well as the Company's financial performance. Base salaries are reviewed annually by the Compensation Committee. Annual salary increases for executive officers take into account (i) the actual and budgeted future financial performance of the Company (including growth in funds from operations, which the Compensation Committee believes is one of the appropriate measures of the Company's performance), (ii) individual performance, (iii) the functions performed by the executive officer, and (iv) changes in the compensation practices of the peer group. The weight given such factors by the Compensation Committee may vary from individual to individual.

   Short-Term Incentive Awards. During 1998, the Company had a discretionary bonus program based on each executive officer's performance and the Company's overall financial and operational performance. Some of the specific factors taken into account in determining bonus awards for 1998 included (i) the Company's growth in funds from operations per share and achievement of budgeted financial results; (ii) the total return to an investor in the Company's Common Stock, assuming a holding period for the full year and the reinvestment of dividends, in relation to the index of equity REITs prepared by NAREIT; (iii) the success of the Company's acquisition, development and new market expansion activities; (iv) the successful execution of the Company's debt and equity capital-raising activities; and (v) the achievement of other subjective individual performance goals. Consideration of these factors is subjective, and no specific weightings were applied.

   Long-Term Incentive Awards. The Company adopted the Incentive Stock Plans to attract and provide incentives to officers, key employees and directors. The Incentive Stock Plans provide for grants of options, stock appreciation rights and restricted stock. The Incentive Stock Plans are designed to motivate executive officers and key employees to maximize shareholder value. The 1994 Incentive Stock Plan had 47,889 shares of Common Stock available for future issuance by the Compensation Committee as of December 31, 1998. The Company's 1998 Incentive Stock Plan, had 885,000 shares of Common Stock available for future issuance by the Compensation Committee as of December 31, 1998.

   The Compensation Committee grants awards under the Incentive Stock Plans based on a number of factors, including (i) the investment performance of the Company's equity securities, (ii) the executive officer's or key employee's position in the Company, (iii) his or her performance and responsibilities,
(iv) equity participation levels of comparable executives and key employees at other companies in the compensation peer group and (v) individual contribution to the Company's financial performance. However, the Incentive Stock Plans do not provide any formulaic method for weighting these factors, and a decision to grant an award is based primarily upon the Compensation Committee's evaluation of the past as well as the future anticipated performance and responsibilities of the individual in question.

Chief Executive Officer Compensation.

   The compensation of A. Ray Weeks, Jr. during 1998 was determined on the same basis as discussed above for the Company's other executive officers. For 1998, Mr. Weeks' compensation consisted of base salary and bonus, and grants of restricted stock and options under the 1998 Incentive Stock Plan, each as described under "--Summary Compensation Table" above. Mr. Weeks' compensation for 1998 was based on his contribution to the Company's growth and financial performance during the year, and the success of its expansion strategy, and took into account the compensation practices relating to the Chief Executive Officers of the compensation peer group. Mr. Weeks' base salary, bonus and award levels under the Incentive Stock Plans will continue to be reviewed annually by the Compensation Committee.

 Policy With Respect to the $1 Million Deduction Limit.

   The Omnibus Budget Reconciliation Act of 1993 placed certain limits on the deductibility of non-performance-based executive compensation for a company's employees, unless certain requirements are met.

   Currently, the Compensation Committee does not believe that there is a risk of losing deductions under this law. However, in the future, the Compensation Committee intends to consider carefully any plan or compensation arrangement that might result in the disallowance of compensation deductions. It will use its best judgment, taking all factors into account, including the materiality of any deductions that may be lost versus the broader interests of the Company to be served by paying adequate compensation for services rendered, before adopting any plan or compensation arrangement.

                                          Compensation Committee
                                          Barrington H. Branch, Chairman
                                          George D. Busbee

   The foregoing report should not be deemed incorporated by reference by any general statement incorporating by reference this current report into any filing under the Securities Act or under the Exchange Act (together with the Securities Act, the "Acts"), except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Stock Performance Graph

   The following stock price performance graph compares the Company's performance to the S&P 500 and the index of equity REITs prepared by NAREIT. Equity REITs are defined by NAREIT as those which derive more than 75% of their income from equity investments in real estate assets. The NAREIT equity REIT index includes all tax-qualified REITs listed on the New York Stock Exchange, the American Stock Exchange and the NASDAQ National Market. The performance graph assumes $100 invested in the Company's Common Stock as of August 18, 1994, the date on which the Company's Common Stock began trading on the New York Stock Exchange, and assumes the investment of the same amount as of August 31, 1994, in the S&P 500 and the NAREIT equity REIT index. The difference in the initial start dates is due to the fact that the Company's Common Stock did not start to trade publicly until August 18, 1994, and only month-end data is available for the NAREIT equity REIT index in that year. The Company believes that the net effect of this difference in start dates does not have a material effect on the performance graph. Total return includes reinvestment of dividends. Stock price performance for the Company for the period from August 18, 1994, through December 31, 1998, is not necessarily indicative of future results.

                             [GRAPH APPEARS HERE]

                                            NAREIT
DATE                         WEEKS          INDEX        S&P500
-------------------          ----------     ---------    ----------
08/94                        $100.0         $100.0       $100.0
FYE 12/31/94                 $109.5         $ 98.2       $ 97.6
FYE 12/31/95                 $134.4         $114.1       $134.1
FYE 12/31/96                 $189.0         $153.0       $164.9
FYE 12/31/97                 $191.8         $184.1       $219.9
FYE 12/31/98                 $179.6         $151.8       $282.71

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information concerning the beneficial ownership of shares of Common Stock of the Company, the parent of the Operating Partnership, as of February 28, 1999 for (i) directors of the Company, (ii) the Chief Executive Officer and each of the Named Executive Officers, (iii) the directors and executive officers of the Company as a group and (iv) each person known to the Company who is, or may be deemed to be, the beneficial owner of more than 5% of the Company's common stock. The number of shares represents the number of shares of common stock the person holds plus the number of shares into which Common Units in the Operating Partnership held by the person are exchangeable (if the Company elects to issue shares rather than pay cash upon such exchange). Common Units are exchangeable for common stock or cash, at the option of the Company. The right to exchange Common Units for shares of common stock or cash (the "Exchange Rights") may be exercised by the holders of Common Units (other than John W. Nelley, Jr., Harold S. Lichtin and Armando Codina and certain entities controlled by them, who are contractually restricted from exercising the Exchange Rights as described below) from time to time, in whole or in part.

   The Exchange Rights may be exercised by John W. Nelley. Jr., and certain entities controlled by him, with respect to Common Units beneficially owned by him through such entities, from time to time, in whole or in part, after November 1, 1999. The Exchange Rights, generally may be exercised by Harold S. Lichtin and certain entities that he controls from time to time, in whole or in part, after December 31, 1999. The Exchange Rights may be exercised by Armando Codina and certain entities controlled by him, with respect to Common Units beneficially owned by him through such entities, in whole or in part, after the earlier of (i) January 9, 2001, or (ii) the date of Mr. Codina's death or removal from the Board of Directors.

                                                                                           Beneficial Ownership
                                   Beneficial Ownership Assuming                        Assuming Exchange of Units
                               No Exchange of Units for Common Stock                         for Common Stock
                               ---------------------------------------------------     -----------------------------------
                                                                                                              % of Shares
                                                                  % of Shares of          Number of                of
Name and Address of            Number of Shares of                 Common Stock           Shares of           Common Stock
Beneficial Owner                 Common Stock(1)                   Outstanding         Common Stock(1)        Outstanding
-------------------            ---------------------            ------------------     ---------------        ------------
LaSalle Advisors Capital
Management, Inc./ABKB/LaSalle
Securities Limited
 Partnership(2)..............                 1,765,100(2)                       8.94%    1,765,100               6.52%
200 East Randolph Drive
 Chicago, IL 60601
FMR Corp.(3).................                 1,228,600(3)                       6.22%    1,228,600               4.54%
 82 Devonshire Street
 Boston, MA 02109
J.P. Morgan & Co.
 Incorporated(4).............                 1,198,500(4)                       6.07%    1,198,500               4.43%
 60 Wall Street
 New York, NY 10260
AEW Capital Management, L.P./
AEW Capital Management,
Inc./AEW TSF, Inc./AEW TSF,
L.L.C./ AEW Targeted
Securities Fund, L.P. TSF,
L.L.C./AEW Employees Holdings
TSF, L.P.(5).................                 1,181,929(5)                       5.69%    1,181,929               4.20%
 225 Franklin Street
 Boston, Massachusetts 02110

A. Ray Weeks, Jr.(6).........                   383,486(7)(8)                    1.93%    1,816,391(7)(8)         6.69%
 Chairman, Chief Executive
 Officer and Director
Thomas D. Senkbeil(6)........                   123,498(8)                          *       219,565(8)(9)(10)        *
 Vice Chairman, Chief
 Investment Officer and
 Director
Forrest W. Robinson(6).......                    94,376(8)                          *       166,503(8)(9)(10)        *
 President, Chief Operating
 Officer and Director
David P. Stockert(6).........                    75,027(8)                          *        75,027(8)               *
 Senior Vice President and
 Chief Financial Officer
John W. Nelley, Jr.(6).......                   149,829(8)(11)                      *     2,835,478(8)(11)       10.46%
 Managing Director and
 Director
Klay W. Simpson(16)..........                     1,444                             *         5,554                  *
 Senior Vice President,
 Marketing
Harold S. Lichtin(6).........                   322,178(12)(13)                  1.63%    1,053,168(12)(13)       3.89%
 Director
Barrington H. Branch(6)......                    19,500(13)                         *        19,500(13)              *
 Director
George D. Busbee(6)..........                    23,000(13)                         *        23,000(13)              *
 Director
William Cavanaugh III(6).....                    10,000(13)                         *        10,000(13)              *
 Director
Armando Codina(6)............                     5,000(13)(14)                     *       277,566(13)(14)       1.03%
 Director
Charles R. Eitel(6)..........                    20,000(13)                         *        20,000(13)              *
 Director
William O. McCoy(6)..........                    22,000(13)                         *        22,000(13)              *
 Director
All executives officers and
 directors as a group (15
 persons)....................                 1,262,258(15)                      6.25%    6,383,672(15)          23.19%

--------
*  Represents less than 1% of the Company's outstanding common stock.
(1) Except as otherwise indicated, each of the parties listed has sole voting and investment power over the shares owned.
(2) According to a Schedule 13G, dated February 12, 1999, filed on behalf of LaSalle Advisors Capital Management, Inc. ("LaSalle") and ABKB/LaSalle Securities Limited Partnership ("ABKB"), registered investment advisory companies, each entity represents the following beneficial ownership, voting rights and stock disposition powers with respect to the Company's Common Stock. LaSalle claims beneficial ownership of 669,050 shares or 3.4% of the Company's Common Stock, the sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of 316,350 shares, shared power to vote or to direct the vote of 33,000 shares, the shared power to direct the disposition of 352,700 shares and disclaims sole or shared voting powers of 319,700 shares of Common Stock. ABKB claims beneficial ownership of 1,096,050 shares or 5.6% of the Company's Common Stock, the sole power to vote or to direct the vote of 292,200 shares, the sole power to dispose or to direct the disposition of 263,700 shares, shared power to vote or to direct the vote of 740,335 shares, shared power to dispose or to direct the disposition of 832,350 shares and disclaims sole or shared voting power to 63,515 shares of Common Stock.
(3) According to a Schedule 13G, dated February 1, 1999, filed on behalf of FMR Corp., a parent holding company, Edward C. Johnson 3d, as Chairman and a significant shareholder of FMR Corp., and Abigail P. Johnson, as significant shareholder of FMR Corp., may also be deemed beneficial owners of said shares by virtue of their relationships to FMR Corp., and the companies discussed herein. FMR Corp., through a wholly owned investment advisory company, Fidelity Management & Research Company ("Fidelity"), has sole power to dispose of 911,100 shares of the Company's Common Stock owned by Fidelity funds ("Funds") for which it serves as an advisor. Neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote or direct the voting of 911,100 shares as such power resides with each Fidelity Funds' Board of Trustees. FMR Corp., through a wholly owned subsidiary bank, Fidelity Management Trust Company, has sole power to dispose or direct the disposition of 317,500 shares, the sole power to vote or direct the vote of 308,900 shares and disclaims the power to vote or to direct the vote of 8,600 shares, in its capacity as investment manager of the bank's institutional accounts.
(4) According to a Schedule 13G, filed February 23, 1999, on behalf of J.P. Morgan & Co. Incorporated ("J.P. Morgan"), a parent holding company, J.P. Morgan, through subsidiary investment advisory companies and a bank, has the sole power to vote or to direct the vote of 1,018,800 shares, the sole power to dispose of or direct the disposition of 1,198,500 shares and disclaims the power to vote or to direct the vote of 179,700 shares of Common Stock.
(5) According to a Schedule 13G/A, filed on behalf of AEW Capital Management, L.P., AEW Capital Management, Inc., AEW TSF, Inc., AEW TSF, L.L.C., AEW Employee Holdings TSF, L.P., and AEW Targeted Securities Fund, L.P. (the "AEW Entities"), AEW Capital Management, L.P. and AEW Capital Management, Inc., through their ownership or management of the AEW Entities, have the sole power to vote or to direct the vote and the sole power to dispose or to direct the disposition of 1,181,929 shares of the Company's Common Stock. AEW TSF, Inc., AEW TSF, L.L.C., AEW Employee Holdings TSF, L.P. and AEW Targeted Securities Fund, L.P. report the beneficial or actual sole power to vote or to direct the vote and the sole power to dispose or to direct the disposition of 1,046,729 shares of the Company's Common Stock. The total shares beneficially owned by the AEW Entities includes 1,046,729 shares issuable upon the exercise of a common stock warrant which is currently exercisable.
(6) Beneficial owner's address is 4497 Park Drive, Norcross, GA 30093.
(7) Includes 31,810 shares of common stock held by a foundation of which Mr. Weeks is a director and 3,000 shares of Common Stock held by a family trust of which Mr. Weeks is a trustee. Also, includes 3,467 shares of Common Stock and 400,155 Common Units held by trusts of which Mr. Weeks is co-trustee and a 20% beneficiary, and 255,623 Common Units held by corporations that Mr. Weeks controls, including Common Units held by those corporations discussed in notes (9) and (10) below, and 163,048 Common Units held by Mr. Weeks' spouse. Mr. Weeks disclaims benefieial ownership of 34,810 shares of Common Stock held by the foundation and family trust discussed above.
(8)  Includes 88,333, 68,333, 68,333, 60,667, and 40,000 shares issuable to Mr.
     Weeks, Mr. Senkbeil, Mr. Robinson, Mr. Stockert, and Mr. Nelley, respectively, upon exercise of stock options which are currently exercisable or exercisable within 60 days, but does not include 111,667, 81,667, 71,667, 60,833 and 37,500 shares issuable to Mr. Weeks, Mr.
     Senkbeil, Mr. Robinson, Mr. Stockert and Mr. Nelley, respectively, upon exercise of stock options which are not exercisable within 60 days.

(9) Includes 42,993 Common Units held by a corporation which is owned 60%, 30% and 10%, respectively, by Mr. Weeks, Mr. Senkbeil and Mr. Robinson.
(10) Includes 257 Common Units held by a corporation which is owned 75%, 20% and 5%, respectively, by Mr. Weeks, Mr. Senkbeil and Mr. Robinson.
(11) Includes 100,000 shares of Common Stock and 2,685,649 Common Units held by a partnership of which Mr. Nelley is a general partner. Mr. Nelley disclaims beneficial ownership of 78,437 of such shares of Common Stock and 2,106,537 of such Common Units.
(12) Includes 282,178 shares of Common Stock and 694,053 Common Units held by entities which Mr. Lichtin controls and 298 Common Units held by Mr. Lichtin's spouse.
(13) Includes 40,000, 18,000, 18,000, 9,000, 75,000, 17,600 and 18,000 shares issuable to Mr. Lichtin, Mr. Branch, Mr. Busbee, Mr. Cavanaugh, Mr. Codina, Mr. Eitel and Mr. McCoy, respectively, upon the exercise of stock options and warrants which are currently exercisable or exercisable within 60 days.
(14) Includes 148,043 Common Units held by entities which Mr. Codina controls.
(15) Includes 462,600 shares issuable upon the exercise of stock options and warrants which are currently exercisable or exercisable within 60 days, but does not include 523,000 shares issuable upon exercise of stock options and warrants which are not exercisable within 60 days.
(16) Mr. Simpson resigned his employment with the Company on June 16, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General

   The following information is presented for the Company, the parent of the Operating Partnership.

   In connection with the Company's August 1994 initial public offering, the Company incurred $38 million in mortgage indebtedness with The Prudential Insurance Company of America. A. Ray Weeks, Jr., certain members of the family of A. Ray Weeks, Jr. (the "Weeks Family"), Forrest W. Robinson, Louis Robinson (Forrest W. Robinson's father), a trust of which A. Ray Weeks, Jr. is the trustee and of which A. Ray Weeks, Jr. and the Weeks Family are beneficiaries, and a trust of which A. Ray Weeks, Jr., Harry T. Weeks (A. Ray Weeks, Jr.'s uncle) and John P. Weeks (A. Ray Weeks, Jr.'s brother) are trustees and of which A. Ray Weeks, Jr. and the Weeks Family are beneficiaries severally, but not jointly, guaranteed collection of a portion of this indebtedness. At December 31, 1998, such guarantees extended to, in the aggregate, the first $20.7 million due on such indebtedness.

Transactions with Executive Officers

   A. Ray Weeks, Jr., Helen Ballard Weeks and the ARW Family Trust (a trust for the benefit of A. Ray Weeks, Jr.'s minor children), own shares of capital stock of The International Cornerstone Group, Inc. ("Cornerstone") representing less than 7% of the outstanding shares of Cornerstone capital stock at December 31, 1998. Ballard Designs, Inc. ("Ballard Designs"), a national home furnishing mail order firm, which is a wholly owned subsidiary of Cornerstone, leases an aggregate of 97,639 square feet of space in two of the Operating Partnership's properties. The aggregate base rent and tenant reimbursable expenses paid by Ballard Designs in 1998 with respect to such leases was approximately $465,000.

   In connection with the acquisition of certain assets owned by NWI Warehouse Group, L.P. and its affiliates (collectively, "NWI") in 1996, the Company agreed, subject to certain conditions, to acquire additional properties from NWI over a period of time. Pursuant to such agreements, during 1998 the Company acquired four properties totaling approximately 267,395 square feet and 18.6 net usable acres of land for an aggregate purchase price of $16,498,922, consisting of 429,468 Common Units of limited partnership interests in the Operating Partnership with a value of approximately $12,498,000 and the assumption of indebtedness. John W. Nelley, a director and executive officer of the Company, and Albert W. Buckley, Jr., an executive officer of the Company, own interests in NWI. As a result of this ownership, Mr. Nelley and Mr. Buckley beneficially acquired 92,607 Units and 90,871 Units, respectively, in connection with these acquisitions. The purchase prices paid for these additional properties and land were the result of arm's length negotiations between the Company and NWI in connection with the initial closing of the NWI transaction. At December 31, 1998, the Company had advanced $4,450,000 to NWI under a $5,700,000 demand loan agreement. The loan bears interest at LIBOR plus 2.10% and is secured by real estate properties held by NWI, for which the Company has arrangements to acquire in future periods. Interest earned under the agreement and included in the accompanying statements of operations totaled approximately $346,000 for the year ended December 31, 1998.

   In connection with the Company's October 1997 acquisition of certain assets owned by GB Partners, Ltd. ("GB Partners") in the Jacksonville Tradeport, the Company agreed, subject to certain conditions, to pay to GB Partners certain fees in connection with the development of properties in the Jacksonville Tradeport. Charles D. Graham, an executive officer of the Company, owns a 50% economic interest in GB Partners. Pursuant to such agreements, in connection with the development of properties during 1998 in the Jacksonville Tradeport, the Company issued 6,900 Common Units to GB Partners with a value of approximately $210,000.

   In September 1998, the Company assigned the right to acquire four buildings in Dallas, Texas to NWI, and NWI acquired the buildings for aggregate consideration of approximately $34,645,000. Simultaneously, the Company advanced $31,600,000 under a $33,600,000 adjustable rate loan agreement with NWI and entered into an option arrangement enabling the Company to acquire the buildings from NWI. The adjustable rate loan was secured by the four buildings, accrued interest at LIBOR plus 1.30% and matured on the acquisition of buildings by the Company. In January 1999, the Company acquired the four industrial buildings from NWI for aggregate acquisition consideration of approximately $35,151,000, which resulted in a gain to NWI, net of intercompany eliminations, of approximately $245,000.

   The Company leases the use of a turboprop airplane from time to time from M&W Aviation, an entity in which A. Ray Weeks, Jr., owns a 50% interest. Lease payments to M&W Aviation in 1998 totaled approximately $120,000.

Transactions with Directors

   George D. Busbee, a director of the Company, is of counsel to the law firm of King & Spalding. Mr. Busbee, formerly a partner of such firm, retired from King & Spalding as of December 31, 1993. King & Spalding provided certain legal services to the Company in 1998, including services in connection with offerings of debt and equity securities by the Company and the Operating Partnership and certain significant acquisitions made by the Company.

   In connection with the acquisition of certain assets owned by Lichtin Properties, Inc. and its affiliates (collectively, "Lichtin Entities") in 1996, the Company agreed, subject to certain conditions, to acquire additional properties from the Lichtin Entities over a period of time. Pursuant to such agreements, during 1998 the Company acquired approximately 49.8 net usable acres of land in exchange for an aggregate of 217,904 Common Units with a value of approximately $6,356,000. The Lichtin Entities also received 14,502 Common Units with a value of approximately $468,000 in connection a development project pursuant to such agreements. Harold S. Lichtin, a director of the Company, and certain of his affiliates own interests in the Lichtin Entities. As a result of this ownership, Mr. Lichtin and his affiliates beneficially acquired 230,228 Units, respectively, in connection with these acquisitions. The purchase prices paid for these additional properties and land were the result of arm's length negotiations between the Company and the Lichtin Entities in connection with the initial closing of the Lichtin transaction.

   As part of the Lichtin Properties transaction, the Operating Partnership assumed certain mortgage indebtedness encumbering the properties acquired from Lichtin Properties. Pursuant to pre-existing agreements that survived the closing of the Lichtin Properties transaction, Mr. Lichtin has guaranteed payment of a portion of the principal of such mortgage indebtedness. At December 31, 1998, the maximum potential aggregate liability under such guarantees was approximately $3.5 million. In addition, such pre-existing agreements provide that Mr. Lichtin will indemnify the holders of such mortgage indebtedness against losses resulting from the Operating Partnership's failure to discharge its mortgage covenants relating to environmental matters and to fund tenant improvements and lease commission costs. The Operating Partnership has agreed to indemnify Mr. Lichtin for any losses incurred by him as a consequence of circumstances arising after the closing date of the Lichtin Properties transaction under such guarantees and indemnities.

   The Company entered into a Development Agreement with Gran Central Corporation, an affiliate of St. Joe Corporation (together with its affiliates, herein referred to as "Gran Central"), and Armando Codina and his affiliates (together with his affiliates, herein referred to as "Codina") in June 1998 for the joint development of properties (a) in the Beacon Point Office Park in Weston, Florida, under contract to be acquired by Codina (the "Weston Property"), and (b) in the Beacon Station development in Medley, Florida owned by Gran Central (the "Medley Property"), providing for the right to jointly develop the Weston Property and the Medley Property. If a development of any of the properties is approved by the Company and Gran Central and pursued, Codina Group, Inc., in which each of Mr. Codina, St. Joe Corporation and the Company owns a 1/3 interest, shall be engaged at market rates to provide development, construction, management and leasing services. In addition, if parcels within the Weston Property are developed, Codina will receive a profits interests in these projects as a partner in the project partnerships, the value of which will be determined upon stabilization of the applicable property. Codina shall not receive a profits interests in the development of any portion of the Medley Property. Pursuant to this Development Agreement, a project partnership was formed by the Company, Gran Central and Codina in 1998 to develop a project on a parcel within the Weston Property. The Company and Codina also formed three project partnerships to develop buildings on three parcels of land in Port Everglades Park in Hollywood, Florida. Codina did not invest capital in such project partnerships, but received a profits interest, the value of which will be determined upon stabilization of the applicable property. In addition, Codina Group, Inc. was engaged at market rates to provide development, construction, management and leasing services to such projects. In 1998, Codina Group, Inc. received aggregate fee income in connection with the foregoing projects of approximately $2,180,000.

   Codina Group, Inc. also provides property management services for the Company's properties located in Beacon Centre, which the Company acquired in January 1998. Management fees paid to Codina Group, Inc. in 1998 totaled approximately $694,000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A)1.Financial Statements

   The following Consolidated Financial Statements of the Operating Partnership together with the applicable Report of Independent Public Accountants, are listed below:

    Weeks Realty, L.P. and Subsidiaries                            Page Number
    Report of Independent Public Accountants on Financial
     Statements and Schedule .....................................         F-1
    Consolidated Balance Sheets of the Operating Partnership at
     December 31, 1998 and 1997...................................         F-2
    Consolidated Statements of Operations of the Operating
     Partnership for the years ended December 31, 1998, 1997 and
     1996.........................................................         F-3
    Consolidated Statements of Partner's Capital of the Operating
     Partnership for the years ended December 31, 1998, 1997 and
     1996.........................................................         F-4
    Consolidated Statements of Cash Flows of the Operating
     Partnership for the years ended December 31, 1998, 1997 and
     1996.........................................................         F-5
    Notes to Consolidated Financial Statements....................         F-6


 2. Financial Statement Schedule

    Schedule III--Real Estate Assets and Accumulated
     Depreciation................................................. S-1 to S-16

 3. Exhibits

   Certain of the exhibits required by item 601 of Regulation S-K have been filed with previous reports by the Registrant and are herein incorporated by reference thereto.

 Exhibit
   No.                                 Description
 -------                               -----------
  2.1**   Agreement of Merger by and between NWI Warehouse Group, LLC and Weeks
          Realty, L.P., dated November 1, 1996.
  2.2**   Contribution Agreement for Development Properties between Weeks
          Realty, L.P., and NWI Warehouse Group, L.P., dated November 1, 1996.
  2.3**   Contribution Agreement for Aspen Grove Land between Weeks Realty,
          L.P., and NWI Warehouse Group, L.P., dated November 1, 1996.
  2.4**   Contribution Agreement for I-440 Land between Weeks Realty, L.P., and
          NWI Warehouse Group, L.P., dated November 1, 1996.
  2.5**   Contribution Agreement for NWI Operating Business by and between
          Weeks Realty, L.P. and NWI Warehouse Group, L.P., dated November 1,
          1996.
  2.6**   Contribution Agreement for Buckley Operating Business by and between
          Weeks Realty, L.P. and Buckley & Company Real Estate, Inc., dated
          November 1, 1996.
  2.7**   Contribution Agreement for Briley Land between Weeks Realty, L.P. and
          NWI Warehouse Group, L.P., dated November 1, 1996.
  2.8***  Contribution Agreement by and between Harold S. Lichtin and Weeks
          Realty, L.P., dated December 31, 1996.
  2.9***  Contribution Agreement for Northern Telecom Properties, among the
          Contributors identified therein (the "Contributors") and Weeks
          Realty, L.P. doing business as Weeks Realty Limited Partnership, dated December 31, 1996.
  2.10*** Contribution Agreement (Perimeter Park West Land) among Harold S.
          Lichtin, Marie Antoinette Robertson, and Perimeter Park West
          Associates, and Weeks Realty, L.P. doing business as Weeks Realty
          Limited Partnership, dated December 31, 1996.
  2.11*** Contribution Agreement for Completed Properties Lichtin Portfolio
          among the Contributors and Weeks Realty, L.P. doing business as Weeks
          Realty Limited Partnership, dated December 31, 1996.

  Exhibit
    No.                                 Description
  -------                               -----------
  2.12***   Contribution Agreement for Development Properties and Regency
            Forrest Land among the Contributors and Weeks Realty, L.P. doing business as Weeks Realty Limited Partnership, dated December 31,
            1996.
  2.13***** Beacon Centre Contribution Agreement dated January 2, 1998 by and between Armando Codina, Codina West Dade Development Corporation,
            Codina Family Investments, Ltd., The Benenson Capital Company, Raha
            Associates, Inc., Laurence Tisch, Preston Tisch, Raha Associates
            II, Inc., Codina West Dade Development Corporation No. 5, and Weeks
            Realty, L.P., and Weeks Corporation.
  2.14(f)   Agreement and Plan of Merger, dated as of February 28, 1999, by and among Duke Realty Limited Partnership and Weeks Realty, L.P.
 4.1**      Second Amended and Restated Agreement of Limited Partnership of
            Weeks Realty, L.P., dated October 30, 1996.
 4.2**      First Amendment to the Second Amended and Restated Agreement of
            Limited Partnership of Weeks Realty, L.P. by and among NWI
            Warehouse Group, L.P., Buckley & Company Real Estate, Inc. and
            Weeks GP Holdings, Inc., dated November 1, 1996.
 4.3***     Second Amendment to the Second Amended and Restated Agreement of
            Limited Partnership of Weeks Realty, L.P. by and among Harold S.
            Lichtin, Noel A. Lichtin, Marie Antoinette Robertson, Amy R.
            Ehrman, Roland G. Robertson and Perimeter Park West Associates
            Limited Partnership, Weeks GP Holdings, Inc. and Weeks Corporation,
            dated December 31, 1996.
 4.4+++     Third Amendment to Second Amended and Restated Agreement of Limited
            Partnership of Weeks Realty, L.P., dated January 31, 1997.
 4.5(g)     Fourth Amendment to Second Amended and Restated Agreement of
            Limited Partnership of Weeks Realty, L.P., dated August 1, 1997.
 4.6++++    Fifth Amendment to Second Amended and Restated Agreement of Limited
            Partnership of Weeks Realty, L.P., dated October 7, 1997.
 4.7(g)     Sixth Amendment to Second Amended and Restated Agreement of Limited
            Partnership of Weeks Realty, L.P., dated October 27, 1997.
 4.8(g)     Seventh Amendment to Second Amended and Restated Agreement of
            Limited Partnership of Weeks Realty, L.P., dated December 30, 1997, but effective as of August 1, 1997.
 4.9*****   Eighth Amendment to the Second Amended and Restated Agreement of
            Limited Partnership of Weeks Realty, L.P. dated January 9, 1998.
 4.10       Ninth Amendment to the Second Amended and Restated Agreement of
            Limited Partnership of Weeks Realty, L.P., dated January 20, 1998.
 4.11(a)    Tenth Amendment to Second Amended and Restated Agreement of Limited
            Partnership of Weeks Realty, L.P., dated April 3, 1998.
 4.12(a)    Eleventh Amendment to Second Amended and Restated Agreement of
            Limited Partnership of Weeks Realty, L.P., dated May 26, 1998.
 4.13(a)    Twelfth Amendment to Second Amended and Restated Agreement of
            Limited Partnership of Weeks Realty, L.P., dated June 3, 1998.
 4.14(b)    Thirteenth Amendment to Second Amended and Restated Agreement of
            Limited Partnership of Weeks Realty, L.P., dated August 7, 1998.
 4.15       Fourteenth Amendment to the Second Amended and Restated Agreement
            of Limited Partnership of Weeks Realty, L.P. dated November 6,
            1998.
 4.16       Fifteenth Amendment to the Second Amended and Restated Agreement of
            Limited Partnership of Weeks Realty, L.P. dated November 12, 1998.
 4.17(d)    Indenture, dated as of March 20, 1998, between the Registrant and
            State Street Bank and Trust Company.
 4.18(d)    Form of First Supplemental Indenture, dated as of July 30, 1998, between the Registrant and State Street Bank and Trust Company.
 10.1****   Employment Agreements between Weeks Realty Services, Inc. and A.
            Ray Weeks, Jr., Thomas D. Senkbeil and Forrest W. Robinson,
            respectively.

  Exhibit
    No.                                 Description
  -------                               -----------
 10.2****  Employment Agreements between Weeks Realty Services, Inc. and A. Ray
           Weeks, Jr., Thomas D. Senkbeil and Forrest W. Robinson,
           respectively.
 10.3****  Employment Agreements between Weeks Construction Services, Inc. and
           A. Ray Weeks, Jr. and Forrest W. Robinson, respectively.
 10.4****  Noncompetition Agreements among the Company, Weeks Realty, L.P.,
           Weeks Realty Services, Inc., Weeks Construction Services, Inc. and
           each of A. Ray Weeks, Jr., Thomas D. Senkbeil and Forrest W.
           Robinson.
 10.5+     Credit Agreement dated September 25, 1996, by and among Wachovia
           Bank of Georgia, N.A., as agent bank for Wachovia Bank of Georgia,
           N.A., First Union National Bank of Georgia, Commerzbank A.G. and
           Mellon Bank, N.A. as lenders, Weeks Realty, L.P., Weeks Construction
           Services, Inc., Weeks Realty Services, Inc., Weeks Development
           Partnership and Weeks Financing Limited Partnership, as borrowers, and Weeks Corporation and Weeks Realty, L.P., as guarantors.
 10.6++    Park North Purchase and Sale Agreement between Copley Properties
           Inc., Parknorth Associates, Parknorth Associates II, Parknorth
           Associates III and Weeks Realty, L.P., dated March 28, 1995.
 10.7#     Purchase and Sale Agreement by and among North Meadow Associates
           Joint Venture, ASC North Fulton Associates Joint Venture and Weeks
           Realty, L.P., dated July 7, 1995.
 10.8##    Noncompetition Agreement between Weeks Corporation, Weeks Realty,
           L.P., Weeks Realty Services, Inc. and Weeks Construction Services,
           Inc. and David P. Stockert, dated June 26, 1995.
 10.9##    Agreement of Purchase and Sale between Premprop-Northwoods 6
           Partnership, Premprop-Northwoods 18-22 Partnership, and Premprop-
           Northwoods 23 Partnership and Weeks Realty, L.P. dated November 6,
           1995. The Exhibits and Schedules to this Agreement are listed in, but not filed with, this exhibit. Such Exhibits and Schedules have been omitted for purposes of this filing, but will be furnished to the Commission supplementary upon request.
 10.10###  Real Estate Purchase and Sale Agreement by and between Principal
           Mutual Life Insurance Company and Weeks Realty, L.P., dated May 28,
           1996.
 10.11**   Noncompetition Agreement by and among NWI Warehouse Group, L.P.,
           Weeks Corporation, Weeks Realty, L.P., Weeks Realty Services, Inc.,
           Weeks Construction Services, Inc., Weeks GP Holdings, Inc., Weeks LP
           Holdings, Inc., and their respective successors, dated November 1,
           1996.
 10.12**   Noncompetition Agreement by and among John W. Nelley, Jr., Weeks
           Corporation, Weeks Realty, L.P., Weeks Realty Services, Inc., Weeks
           Construction Services, Inc., Weeks GP Holdings, Inc., Weeks LP
           Holdings, Inc., and any other entity under the common control of
           Weeks Corporation, and their respective successors, dated November
           1, 1996.
 10.13**   Noncompetition Agreement by and among Albert W. Buckley, Jr., Weeks
           Corporation, Weeks Realty, L.P., Weeks Realty Services, Inc., Weeks
           Construction Services, Inc., Weeks GP Holdings, Inc., Weeks LP
           Holdings, Inc., and any other entity under the common control of
           Weeks Corporation, and their respective successors, dated November
           1, 1996.
 10.14(g)  Consulting Agreement by and between Harold S. Lichtin and Weeks
           Corporation, dated December 30, 1997, effective October 1, 1997.
 10.15***  Noncompetition Agreement by and between Harold S. Lichtin, Weeks
           Corporation, Weeks Realty, L.P., Weeks Realty Services, Inc., Weeks
           Construction Services, Inc., Weeks GP Holdings, Inc., Weeks LP
           Holdings, Inc., and any other entity under the common control of
           Weeks Corporation, and their respective successors, dated December
           31, 1996.
 10.16++   First Amendment to Credit Agreement dated September 1, 1997 by and among Wachovia Bank of Georgia, N.A., as agent bank for Wachovia
           Bank of Georgia, N.A., First Union National Bank of Georgia,
           Commerzbank A.G. and Mellon Bank, as lenders, Weeks Realty, L.P.,
           Weeks Construction Services, Inc., Weeks Realty Services, Inc.,
           Weeks Development Partnership and Weeks Financing Limited
           Partnership, as borrowers, and Weeks Corporation, Weeks GP Holdings,
           Inc., Weeks LP Holdings, Inc., and Week Realty, L.P., as guarantors.

  Exhibit
    No.                                 Description
  -------                               -----------
 10.17(g)  Settlement Agreement and Mutual Release by and among Weeks
           Corporation, the affiliates and related companies of Weeks
           Corporation identified therein, and Harold S. Lichtin, dated
           December 30, 1997, effective October 1, 1997.
 10.18#### Securities Purchase Agreement among Codina Group, Inc., Armando
           Codina, St. Joe Corporation and Weeks Realty Services, Inc. dated as of February 24, 1998.
 10.19#### Shareholders' Agreement among Codina Group, Inc., Armando Codina,
           St. Joe Corporation and Weeks Realty Services, Inc. dated as of
           February 24, 1998.
 10.20(a)  Syndicated Credit Agreement dated July 1, 1998, by and among Weeks
           Realty, L.P., as borrower, Weeks Corporation, Weeks GP Holdings,
           Inc., and Weeks LP Holdings, Inc., as guarantors, and Wachovia Bank,
           N.A., as agent bank for syndicated bank group.
 10.21(a)  Swing Credit Agreement dated July 1, 1998, by and among Weeks
           Realty, L.P., as borrower, Weeks Corporation, Weeks GP Holdings,
           Inc., and Weeks LP Holdings, Inc., as guarantors, and Wachovia Bank,
           N.A., as lender.
 10.22(e)  Asset Purchase Agreement dated April 23, 1998, among MEPC PLC and
           Weeks Realty, L.P., and certain other purchases as described therein.
 10.23(c)  Specimen 6 7/8% Note due March 15, 2005.
 10.24(d)  Specimen 7 3/8% Note due August 1, 2007.
 10.25     Syndicated Term Loan Agreement, dated December 4, 1998, by and among
           Weeks Realty, L.P., as borrower, Weeks Corporation, Week GP
           Holdings, Inc. and Weeks LP Holdings, Inc., as guarantors and
           Wachovia Bank, N.A., as administrative agent, First Union National
           Bank, as syndication agent, and Nations Bank, as documentation agent, for the syndicated bank group.
 10.26     Form of Change in control agreement.
 10.27     Form of Change in control agreement.
 10.28     Form of Change in control agreement.
 21.1      List of subsidiaries of the Registrant.
 23.1      Consent of Arthur Andersen LLP regarding Weeks Realty, L.P.'s Form
           S-3, file No. 333-32755 and Form S-3, file No. 333-50871.
 27.1      Financial Data Schedule for the year ended December 31, 1998.
 99.1(f)   Form of Agreement and Irrevocable Proxy by and between Weeks and certain holders of Duke Common Stock and Duke Common Units.
 99.2(f)   Form of Agreement and Irrevocable Proxy by and between Weeks and certain holders of Weeks Common Stock and Weeks Common Units.
 99.3(f)   Press Release dated March 1, 1999.

--------
   ** Filed as an exhibit to the Company's Current Report on Form 8-K dated
     November 1, 1996.
  *** Filed as an exhibit to the Company's Current Report on Form 8-K dated
     December 31, 1996.
 **** Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
***** Filed as an exhibit to the Operating Partnership's Current Report on Form
     8-K dated January 9, 1998.
    # Filed as an exhibit to the Company's Current Report on Form 8-K dated
     August 31, 1995.
   ## Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
  ### Filed as an exhibit to the Company's Current Report on Form 8-K dated
     August 9, 1996.
#### Filed as an exhibit to the Operating Partnership's Current Report on Form
     8-K dated March 17, 1998.
    + Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.
    ++ Filed as an exhibit to the Company's Current Report on Form 8-K dated
     July 12, 1995.

   ++ Filed as an exhibit to the Operating Partnership's Quarterly Report on
     Form 10-Q for the quarterly period ended September 30, 1997.
  +++ Filed as an exhibit to the Company's Current Report on Form 8-K dated May
     7, 1997.
 ++++ Filed as an exhibit to the Company's Current Report on Form 8-K dated
     October 7, 1997.

 a. Filed as an exhibit to the Company's Current Report on Form 10-Q for the quarterly period ended June 30, 1998.
 b. Filed as an exhibit to the Company's Current Report on Form 10-Q for the quarterly period ended September 30, 1998.
     Filed as an exhibit to the Operating Partnership's Form 8-A, filed on
 c.  March 18, 1998.
     Filed as an exhibit to the Operating Partnership's Form 8-A, filed on
 d.  August 3, 1998.
     Filed as an exhibit to the Operating Partnership's Form 8-K, dated June
 e.  16, 1998.
     Filed as an exhibit to the Operating Partnership's Form 8-K, dated
 f.  February 28, 1999.
 g.  Filed as an exhibit to the Operating Partnership's Annual Report on Form
     10-K for the year ended December 31, 1997.

(B)1. Reports on Form 8-K

   None

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

                                          WEEKS REALTY, L.P.
                                          (Registrant)
                                          By: Weeks GP Holdings, Inc.,
                                             as General Partner


March 31, 1999                                     /s/ A. R. Weeks, Jr.
                                          By: _________________________________
                                              A. R. Weeks, Jr., Chairman and
                                                           Chief
                                               Executive Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities on the dates indicated:

            Signature                          Title                       Date
            ---------                          -----                       ----
      /s/ A. R. Weeks, Jr.         Chairman of the Board, Chief       March 31, 1999
_________________________________   Executive Officer and
        A. R. Weeks, Jr.            Director
     /s/ Thomas D. Senkbeil        Vice Chairman, Chief               March 31, 1999
_________________________________   Investment Officer and
       Thomas D. Senkbeil           Director
     /s/ Forrest W. Robinson       President, Chief Operating         March 31, 1999
_________________________________   Officer and Director
       Forrest W. Robinson
     /s/ John W. Nelley, Jr.       Managing Director and              March 31, 1999
_________________________________   Director
       John W. Nelley, Jr.
      /s/ David P. Stockert        Senior Vice President and          March 31, 1999
_________________________________   Chief Financial Officer
        David P. Stockert
       /s/ Arthur J. Quirk         Vice President and                 March 31, 1999
_________________________________   Controller
         Arthur J. Quirk
    /s/ Barrington H. Branch       Director                           March 31, 1999
_________________________________
      Barrington H. Branch
      /s/ George D. Busbee         Director                           March 31, 1999
_________________________________
        George D. Busbee
    /s/ William Cavanaugh III      Director                           March 31, 1999
_________________________________
      William Cavanaugh III
       /s/ Armando Codina          Director                           March 31, 1999
_________________________________
         Armando Codina
      /s/ Charles R. Eitel         Director                           March 31, 1999
_________________________________
        Charles R. Eitel
      /s/ Harold S. Lichtin        Director                           March 31, 1999
_________________________________
        Harold S. Lichtin
      /s/ William O. McCoy         Director                           March 31, 1999
_________________________________
        William O. McCoy

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Weeks Realty, L.P.:

   We have audited the accompanying consolidated balance sheets of Weeks Realty, L.P. (a Georgia limited partnership) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weeks Realty, L.P. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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

                                             ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 26, 1999

                               WEEKS REALTY, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                          --------------------
                                                             1998       1997
                                                          ----------  --------
                                                            (In thousands,
                                                           except unit data)
Assets
Real estate assets
 Land.................................................... $  169,443  $106,196
 Buildings and improvements..............................  1,031,617   627,309
 Accumulated depreciation................................    (96,383)  (61,548)
                                                          ----------  --------
    Operating real estate assets.........................  1,104,677   671,957
 Developments in progress................................    160,783   100,433
 Land held for future development........................     42,438    22,562
                                                          ----------  --------
    Net real estate assets...............................  1,307,898   794,952
Cash and cash equivalents................................      1,503     5,421
Receivables..............................................     15,316     7,031
Deferred costs, net......................................     29,163    13,087
Investments in and notes receivable from unconsolidated
 service companies.......................................     43,639     9,257
Investments in unconsolidated real estate entites........     35,204     2,525
Other assets.............................................     14,869    20,088
                                                          ----------  --------
                                                          $1,447,592  $852,361
                                                          ==========  ========
Liabilities and Partners' Capital
Debt
 Mortgage notes payable.................................. $  251,399  $192,595
 Unsecured bank borrowings...............................    203,025    82,920
 Unsecured notes.........................................    200,000       --
                                                          ----------  --------
    Total debt...........................................    654,424   275,515
Accounts payable and accrued expenses....................     32,977    14,578
Other liabilities........................................      9,626     4,876
                                                          ----------  --------
    Total liabilities....................................    697,027   294,969
                                                          ----------  --------
Commitments and contingencies
Other limited partners' capital interests, 7,314,001 and
 5,632,695 common units at December 31, 1998 and 1997,
 respectively, at redemption value (Note 1)..............    206,163   180,246
                                                          ----------  --------
Partners' capital
 Series A preferred units, at $25.00 liquidation
  preference, 6,000,000 of 8% cumulative redeemable units
  outstanding at December 31, 1998 and 1997,
  respectively...........................................    150,000   150,000
 Series C preferred units, at $25.00 liquidation
  preference, 1,400,000 of 8% cumulative redeemable units
  outstanding at December 31, 1998.......................     35,000       --
 Series D preferred units, at $25.00 liquidation
  preference, 2,600,000 of 8.625% cumulative redeemable
  units outstanding at December 31, 1998.................     65,000       --
 Common units, 19,674,412 and 17,703,992 common units
  outstanding at December 31, 1998 and 1997,
  respectively...........................................    294,402   227,146
                                                          ----------  --------
    Total partners' capital..............................    544,402   377,146
                                                          ----------  --------
                                                          $1,447,592  $852,361
                                                          ==========  ========

      The accompanying notes are an integral part of these balance sheets.

                               WEEKS REALTY, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Years Ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     --------  -------  -------
                                                      (In thousands, except
                                                          per unit data)
Revenue
 Rental............................................. $131,771  $80,419  $48,162
 Tenant reimbursements..............................   17,372   10,387    4,517
 Other..............................................    1,831    1,214    1,204
                                                     --------  -------  -------
                                                      150,974   92,020   53,883
                                                     --------  -------  -------
Expenses
 Property operating, maintenance and management.....   22,494   12,694    6,749
 Real estate taxes..................................   12,824    7,210    4,725
 Depreciation and amortization......................   38,348   24,144   13,474
 Interest, including amortization of deferred
  financing costs...................................   30,782   18,833   12,643
 General and administrative.........................    5,809    3,652    2,315
                                                     --------  -------  -------
                                                      110,257   66,533   39,906
                                                     --------  -------  -------
Income before Equity in Earnings of Unconsolidated
 Entities
 Interest Income and Gain on Sale of Real Estate
  Assets............................................   40,717   25,487   13,977
 Equity in earnings of unconsolidated service
  companies.........................................    2,535    1,969    1,340
 Equity in earnings of unconsolidated real estate
  entities..........................................      329       20      --
 Interest income....................................      965    1,509      492
 Gain on sale of real estate assets.................       53      209      --
                                                     --------  -------  -------
Income Before Extraordinary Loss....................   44,599   29,194   15,809
 Extraordinary loss.................................     (365)     --       --
                                                     --------  -------  -------
Net Income..........................................   44,234   29,194   15,809
 Distributions to preferred unitholders.............  (13,191)  (2,720)     --
                                                     --------  -------  -------
Net Income Available to Common Unitholders.......... $ 31,043  $26,474  $15,809
                                                     ========  =======  =======
Net Income Per Common Unit
 Basic
  Income before extraordinary loss, net of preferred
   distributions.................................... $   1.20  $  1.24  $  1.11
  Extraordinary loss................................    (0.01)     --       --
                                                     --------  -------  -------
  Net income available to common unitholders........ $   1.19  $  1.24  $  1.11
                                                     ========  =======  =======
 Diluted
  Income before extraordinary loss, net of preferred
   distributions.................................... $   1.19  $  1.23  $  1.10
  Extraordinary loss................................    (0.01)     --       --
                                                     --------  -------  -------
  Net income available to common unitholders........ $   1.18  $  1.23  $  1.10
                                                     ========  =======  =======
Weighted Average Common Units
 Basic..............................................   26,134   21,380   14,280
                                                     ========  =======  =======
 Diluted............................................   26,299   21,580   14,386
                                                     ========  =======  =======

   The accompanying notes are an integral part of these financial statements.

                               WEEKS REALTY, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                                 Other
                                                           Weeks                Limited
                               Preferred Units          Corporation   Total    Partners'
                          ----------------------------    Common    Partners'   Capital
                          Series A  Series C  Series D     Units     Capital   Interests
                          --------  --------  --------  ----------- ---------  ---------
                                     (In thousands, except per unit data)

Balance, December,
 1995...................  $    --   $   --    $   --     $ 99,104   $ 99,104   $ 64,508
Cash contributions from
 Company-- common
 units..................       --       --        --       69,279     69,279        --
Units issued in exchange
 for property...........       --       --        --        7,124      7,124     48,085
Net income..............       --       --        --       12,745     12,745      3,064
Distributions to common
 unitholders ($1.60 per
 unit)..................       --       --        --      (17,860)   (17,860)    (4,108)
Adjustment to reflect
 other limited partners'
 capital at redemption
 value..................       --       --        --      (37,584)   (37,584)    37,584
                          --------  -------   -------    --------   --------   --------
Balance, December 31,
 1996...................       --       --        --      132,808    132,808    149,133
Cash contributions from
 Company-- common
 units..................       --       --        --      107,291    107,291        --
Cash contributions from
 Company-- preferred
 units..................   150,000      --        --       (5,375)   144,625        --
Units issued in exchange
 for property...........       --       --        --          --         --      31,876
Net income..............     2,720      --        --       20,255     22,975      6,219
Distributions to common
 unitholders ($1.72 per
 unit)..................       --       --        --      (27,321)   (27,321)    (7,782)
Distributions to series
 A preferred unitholders
 ($0.45 per unit).......    (2,720)     --        --          --      (2,720)       --
Restricted share grants,
 net of deferred
 compensation...........       --       --        --          288        288        --
Adjustment to reflect
 other limited partners'
 capital at redemption
 value..................       --       --        --         (800)      (800)       800
                          --------  -------   -------    --------   --------   --------
Balance, December 31,
 1997...................   150,000      --        --      227,146    377,146    180,246
Cash contributions from
 Company-- common
 units..................       --       --        --       55,835     55,835        --
Cash contributions--
 preferred units........       --    35,000    65,000      (2,338)    97,662        --
Units issued in exchange
 for property...........       --       --        --          --         --      55,701
Net income..............    12,000      428       763      22,874     36,065      8,169
Distributions to common
 unitholders ($1.86 per
 unit)..................       --       --        --      (35,484)   (35,484)   (11,891)
Distributions to series
 A preferred unitholders
 ($2.00 per unit).......   (12,000)     --        --          --     (12,000)       --
Distributions to series
 C preferred unitholders
 ($0.31 per unit).......       --      (428)      --          --        (428)       --
Distributions to series
 D preferred unitholders
 ($0.29 per unit).......       --       --       (763)        --        (763)       --
Restricted share grants,
 net of deferred
 compensation...........       --       --        --          307        307        --
Adjustment to reflect
 other limited partners'
 capital at redemption
 value..................       --       --        --       26,062     26,062    (26,062)
                          --------  -------   -------    --------   --------   --------
Balance, December 31,
 1998...................  $150,000  $35,000   $65,000    $294,402   $544,402   $206,163
                          ========  =======   =======    ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                               WEEKS REALTY, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31,
                                               -------------------------------
                                                 1998       1997       1996
                                               ---------  ---------  ---------
                                                      (In thousands)
Operating Activities
 Net income................................... $  44,234  $  29,194  $  15,809
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Extraordinary loss..........................       365        --         --
  Depreciation and amortization...............    38,348     24,144     13,474
  Amortization of deferred financing costs....     1,686        933        864
  Amortization of deferred compensation.......       307        288        --
  Straight-line rent revenue                      (2,129)      (680)      (475)
  Gain on sale of real estate assets..........       (53)      (209)       --
  Undistributed earnings of unconsolidated
   entities...................................       --        (678)       --
 Net change in:
  Deferred costs..............................   (12,096)    (5,847)    (2,618)
  Receivables.................................    (5,400)    (1,151)      (184)
  Other assets................................      (952)    (1,292)    (1,427)
  Accounts payable and accrued expenses.......    10,639      2,482      1,366
  Other liabilities...........................     2,872      1,913      1,222
                                               ---------  ---------  ---------
  Net cash provided by operating activities...    77,821     49,097     28,031
                                               ---------  ---------  ---------
Investing Activities
 Property acquisition, development and
  construction................................  (386,623)  (163,589)  (113,056)
 Real estate loans............................    (5,392)   (19,173)    (8,146)
 Investments in and advances to unconsolidated
  entities....................................   (66,324)    (2,504)       --
 Proceeds from sale of real estate assets.....     2,373      2,484        --
 Collections on real estate loans, notes
  receivable and other........................       936      9,208        879
 Distributions in excess of earnings of
  unconsolidated entities.....................       309        --         --
                                               ---------  ---------  ---------
 Net cash used in investing activities........  (454,721)  (173,574)  (120,323)
                                               ---------  ---------  ---------
Financing Activities
 Capital contributions from Company--common
  units.......................................    55,835    107,291     69,279
 Capital contributions--preferred units.......    97,662        --         --
 Capital contributions from Company--preferred
  units.......................................       --     144,625        --
 Unsecured note borrowings....................   200,000        --         --
 Proceeds from bank term loan.................    85,000        --         --
 Line of credit proceeds (repayments), net....    35,105    (16,480)    65,117
 Payments of mortgage and other notes
  payable.....................................   (32,333)   (69,849)   (20,075)
 Debt prepayment penalties....................      (276)       --         --
 Deferred financing costs.....................    (8,636)      (126)      (783)
 Distributions................................   (59,375)   (35,823)   (21,968)
                                               ---------  ---------  ---------
 Net cash provided by financing activities....   372,982    129,638     91,570
                                               ---------  ---------  ---------
Increase (Decrease) in Cash and Cash
 Equivalents..................................    (3,918)     5,161       (722)
Cash and Cash Equivalents, beginning of
 period.......................................     5,421        260        982
                                               ---------  ---------  ---------
Cash and Cash Equivalents, end of period...... $   1,503  $   5,421  $     260
                                               =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                               WEEKS REALTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

   Weeks Realty, L.P. (a Georgia limited partnership, the "Operating Partnership") and its subsidiaries acquire, develop, own and manage industrial and suburban office buildings in the southeast United States and Texas. Weeks Corporation (a Georgia corporation, referred to herein as the "Company") through its wholly-owned subsidiaries, Weeks GP Holdings, Inc. and Weeks LP Holdings, Inc. is the sole general partner and a limited partner and owns a majority interest in the Operating Partnership. The Operating Partnership, including the operations of its subsidiaries, conducts substantially all of the on-going operations of Weeks Corporation, a publicly traded company which operates as a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code").

   As of December 31, 1998, the Company owned 72.9% of the common units of limited partnership interest ("Common Units") in the Operating Partnership. Common Units held by persons other than the Company (the "Other Limited Partnership Interests") represented a 27.1% partnership interest in the Operating Partnership. The Company's weighted average ownership interest in the Operating Partnership was 73.7%, 76.5% and 80.6% for the years ended December 31, 1998, 1997 and 1996, respectively.

   The Operating Partnership conducts its third-party service businesses through two companies (the "Service Companies"): Weeks Realty Services, Inc. and Weeks Construction Services, Inc. Together the Service Companies and their subsidiaries conduct third-party construction, development, landscape, property management and commercial brokerage services. The Operating Partnership holds 100% of the nonvoting and 1% of the voting common stock of these Service Companies. The remaining voting common stock is held by three executive officers of the Operating Partnership. The ownership of the common stock of the Service Companies entitles the Operating Partnership to substantially all (99%) of the economic benefits from the results of the Service Companies' operations.

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

   Additionally, the terms of the limited partnership agreement obligate the Company to contribute the net proceeds from the issuance of additional equity securities, including issuances under the Company's incentive stock plan (Note
7), to the Operating Partnership in exchange for Units having substantially the same economic characteristics as the equity securities issued by the Company.

   Operating Partnership net profits, net losses and cash flow (after allocations to preferred ownership interests) are allocated to the partners in proportion to their common ownership interests. Cash distributions from the Operating Partnership shall be, at a minimum, sufficient to enable the Company to satisfy its annual dividend requirements to maintain its REIT status under the Code.

   As of December 31, 1998, the Operating Partnership's in-service property portfolio, including three industrial properties totaling 646,000 square feet held in unconsolidated entities, consisted of 282 industrial properties, 32 suburban office properties and five retail properties comprising 25,797,000 square feet. In-service

                               WEEKS REALTY, L.P.

properties exclude properties under development which are not yet stabilized and properties under agreement to acquire. The Operating Partnership's primary markets and the concentration of the Company's portfolio (based on square footage) of in-service properties are Atlanta, Georgia (56.8%), Nashville, Tennessee (10.5%), Raleigh-Durham-Chapel Hill, North Carolina (9.8%), Miami, Florida (9.5%), Dallas/Ft. Worth, Texas (5.4%), Orlando, Florida (3.3%), Jacksonville, Florida (2.5%), Spartanburg, South Carolina (1.5%) and Tampa, Florida (0.7%). In addition, 54 industrial, and suburban office properties were under development, in lease-up or under agreement to acquire at December 31, 1998, comprising an additional 5,923,000 square feet.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries at December 31, 1998 and 1997, and their results of operations for each of the three years in the period ended December 31, 1998. The Service Companies and their subsidiaries are reflected in the accompanying consolidated financial statements on the equity method of accounting as discussed below. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Real Estate Assets

   Real estate assets are stated at depreciated cost. Major improvements and replacements are capitalized and depreciated over their estimated useful lives when they extend the useful life, increase capacity or improve efficiency of the related asset. All other repairs and maintenance are expensed as incurred. Costs related to the planning, development and construction of buildings and improvements, including interest, property taxes and insurance and allocated overhead costs incurred during the construction period, are capitalized.

   Depreciation is calculated using the straight-line method, generally over 35 years, for buildings and improvements. Tenant improvements are capitalized and depreciated using the straight-line method over the term of the related lease.

   The Operating Partnership continually evaluates the recoverability of the carrying value of its real estate investments using the methodology prescribed in Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Factors considered by management in evaluating impairment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the investment to its fair value.

Cash and Cash Equivalents

   Cash and cash equivalents include cash and highly liquid investments, consisting primarily of money market accounts, with original maturities of three months or less.

Revenue Recognition

   Rental income from operating leases is recognized on a straight-line basis over the terms of the respective leases. Straight-line rent receivables totaled $5,832,000 and $3,703,000 at December 31, 1998 and 1997, respectively. Tenant reimbursements for property taxes and other recoverable expenses are recognized as revenues in the period the applicable expenses are incurred. Revenues for development, construction, landscape, property management and leasing services provided by the Service Companies are recognized over the period during which the related services are rendered.

                               WEEKS REALTY, L.P.

   The Operating Partnership accounts for one lease as a direct financing lease. Direct financing lease income totaled $735,000, $754,000 and $768,000 in 1998, 1997 and 1996, respectively, and was included in other revenues in the accompanying consolidated statements of operations. The net carrying value of the direct financing lease, included in other assets in the accompanying consolidated balance sheets, was $4,825,000 and $5,003,000 at December 31, 1998 and 1997, respectively.

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

Interest Rate Management Agreements

   The Operating Partnership uses interest rate swap and treasury rate guarantee hedge arrangements to manage its exposure to interest rate changes. Such arrangements are considered hedges of specific current borrowings. The costs paid or benefits received under interest rate swap arrangements are recognized as adjustments to interest expense. The costs or benefits resulting from the early settlement of interest rate swap arrangements are deferred and recognized as adjustments to interest expense over the original life of the related swap arrangement as long as the specific borrowings are outstanding. The costs or benefits resulting from the settlement of treasury rate guarantee hedge arrangements are recognized as adjustments to interest expense over the term of the specifically hedged borrowings upon issuance of the indebtedness. The costs or benefits of terminated interest rate swap or treasury rate guarantee hedge arrangements are recognized in income or expense in the period of settlement to the extent hedged borrowings are no longer outstanding.

Income Taxes

   The Operating Partnership is a limited partnership and, therefore, is not subject to federal and state income taxes. The respective share of taxable income or loss of the Operating Partnership is required to be included in the individual partners' income tax returns. Accordingly, no income taxes have been provided for in the accompanying consolidated financial statements.

   The Service Companies and their subsidiaries are taxed as regular taxable corporations. The impact of income taxes, if any, reduces the amount of the earnings of the Service Companies otherwise recognized by the Company under the equity method. For the three years in the period ended December 31, 1998, the impact of the Service Companies' income taxes and their related tax attributes were not material to the accompanying consolidated financial statements.

Per Unit Data

   Basic net income per Common Unit is computed by dividing net income by the weighted average number of Common Units outstanding during the period. Diluted net income per Common Unit is computed to reflect the additional dilution of outstanding stock options and all other securities which are convertible into Common Units.

                               WEEKS REALTY, L.P.

Stock-Based Compensation

   Under the provisions of SFAS 123, "Accounting for Stock-Based Compensation," the Operating Partnership has elected to account for stock-based compensation under the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" for all periods presented. The additional fair value and other disclosures relating to outstanding stock options prescribed by SFAS 123 are included in note 7 to these consolidated financial statements.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

Recent Accounting Pronouncements

   The Operating Partnership adopted SFAS 130, "Reporting of Comprehensive Income," during 1998 which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other nonowner changes in shareholders' equity. As of December 31, 1998, the Operating Partnership had no items of other comprehensive income.

   Effective for the year ended December 31, 1998, the Operating Partnership implemented the disclosure requirements of SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." Segment disclosures under SFAS 131 for each of the three years in the period ended December 31, 1998 are included in note 12 to these consolidated financial statements.

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

   In June 1998, SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities," was issued prescribing new accounting standards for the accounting and disclosures of derivative instruments and hedging transactions. SFAS 133 will require the Operating Partnership to record all derivative instruments on the balance sheet at fair value. Changes in derivative fair values will either be recorded in earnings along with the changes in fair value of related hedged assets or liabilities or as an adjustment to shareholders' equity depending on the nature and type of derivative instrument. SFAS 133 will be effective for the Operating Partnership beginning January 1, 2000. The Operating Partnership is evaluating the provisions of SFAS 133 and plans to adopt SFAS 133 in it financial statements beginning in 2000. The impact of SFAS 133 on the Operating Partnership's financial statements will depend on the extent, type and effectiveness of the Operating Partnership's hedging activities. However, the Operating Partnership does not believe the effect of adopting SFAS 133 will be material to its financial position or results of operations.

Reclassifications

   Certain prior year amounts have been reclassified to conform to the 1998 presentation.

3. ACQUISITIONS / DISPOSITIONS

Acquisitions

   In 1998, the Operating Partnership acquired 48 industrial, suburban office and retail buildings totaling approximately 4,856,000 square feet and approximately five acres of land subject to ground leases for

                               WEEKS REALTY, L.P.

aggregate acquisition consideration of approximately $287,998,000, including closing costs and acquisition expenses. The aggregate acquisition consideration was comprised of the assumption of mortgage indebtedness of $84,272,000, the issuance of approximately $42,422,000 of Common Units, the assumption of certain other liabilities in excess of certain other assets of approximately $4,224,000 and approximately $157,080,000 of cash, funded through the Operating Partnership's revolving line of credit and used to fund the assumption and repayment of indebtedness, closing costs and acquisition expenses. The acquired properties are located in Florida, Georgia, North Carolina, Tennessee and Texas. Two of the buildings, under development prior to their acquisition, were acquired from NWI Warehouse Group, L.P. ("NWI"), a related entity, for total acquisition consideration of approximately $13,957,000. Also, in 1998, the Operating Partnership acquired land from NWI and Lichtin Properties, Inc. and affiliates ("Lichtin"), also a related entity, for total consideration of approximately $8,910,000.

   In 1997, the Operating Partnership acquired 39 industrial and suburban office buildings, including two buildings under development, totaling approximately 2,325,000 square feet for aggregate acquisition consideration of approximately $129,884,000. The aggregate acquisition consideration was comprised of the assumption of mortgage indebtedness of approximately $24,010,000, the issuance of approximately $31,114,000 of Common Units and the assumption and repayment of other indebtedness and the payment of cash through borrowings under the Operating Partnership's revolving line of credit totaling approximately $74,760,000. The acquired properties are located in Florida, Georgia, North Carolina and Tennessee. Nineteen of the industrial and suburban office buildings totaling 1,547,000 square feet were acquired from NWI and Lichtin for aggregate acquisition consideration of $92,756,000. Also, in 1997, the Operating Partnership acquired land from Lichtin for total consideration of $1,000,000.

   The Operating Partnership made initial acquisitions of property portfolios and the business operations of NWI in Nashville, Tennessee, and Lichtin in the Raleigh-Durham-Chapel Hill area of North Carolina, on November 1, 1996 and December 31, 1996, respectively, in transactions accounted for under the purchase method. These acquisitions consisted of initial property portfolios of 31 industrial and suburban office buildings totaling approximately 2,513,000 square feet, 82 net usable acres of undeveloped land and options to acquire 177 acres of undeveloped land and the aggregate acquisition consideration was approximately $171,135,000. Acquisition consideration was comprised of the assumption of mortgage indebtedness of approximately $89,535,000, the issuance of approximately $7,124,000 of common stock, the issuance of approximately $48,085,000 of Common Units and approximately $26,391,000 of cash, including amounts necessary to fund the assumption and repayment of other indebtedness, closing costs and acquisition expenses, all funded through the Operating Partnership's revolving line of credit.

   The Operating Partnership's consolidated results of operations have included the operating results of NWI and Lichtin from their effective acquisition dates. The unaudited pro forma information below presents the consolidated results of operations as if the initial phases of the NWI and Lichtin acquisitions had occurred at the beginning of 1996 (in thousands, except per unit amounts). The unaudited pro forma information is not necessarily indicative of the results of operations of the Operating Partnership had the acquisitions occurred at the beginning of 1996, nor is it necessarily indicative of future results.

                                                                         1996
                                                                        -------
Revenues............................................................... $70,954
Net income.............................................................  14,360
Net income per Common Unit--basic...................................... $  0.89
Net income per Common Unit--diluted....................................    0.89

                               WEEKS REALTY, L.P.

   Also in 1996, the Operating Partnership acquired 15 industrial and suburban office buildings totaling approximately 761,000 square feet located in Atlanta, Georgia for an aggregate price of approximately $40,102,000, including closing costs and acquisition expenses. The acquisitions were funded through revolving line of credit borrowings.

Dispositions

   In July 1998, the Operating Partnership sold a 30,381 square foot building located in Miami, Florida to one of the building's tenants for approximately $2,373,000, resulting in a gain of approximately $53,000. This building was originally acquired in January 1998 as part of a Miami, Florida portfolio acquisition.

   In January 1999, the Operating Partnership sold 21 buildings totaling approximately 1,181,000 square feet located in Atlanta, Georgia for net proceeds of approximately $51,832,000, resulting in a gain of approximately $4,900,000. For income tax purposes, the Operating Partnership intends to use the proceeds from the sale to complete a tax-deferred, like-kind exchange. As part of this arrangement, the Operating Partnership has also agreed to sell, upon the completion of construction, an additional building totaling approximately 182,000 square feet for approximately $7,300,000.

   In April 1997, the Operating Partnership sold a 96,000 square foot industrial building located in Spartanburg, South Carolina to one of the building's tenants for approximately $2,484,000, resulting in a gain of approximately $209,000. For income tax purposes, the Operating Partnership completed a tax-deferred, like-kind exchange involving one of the industrial buildings acquired in 1997.

4. BORROWINGS

   Total borrowings at December 31, 1998 and 1997 consist of the following (in thousands):

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
Unsecured Notes
 Due 2005, interest at 6.875%................................ $100,000 $    --
 Due 2007, interest at 7.375%................................  100,000      --
                                                              -------- --------
                                                               200,000      --
                                                              -------- --------

Unsecured Bank Borrowings
 Credit Facility.............................................  118,025   82,920
 Term Loan...................................................   85,000      --
                                                              -------- --------
                                                               203,025   82,920
                                                              -------- --------

Mortgage Notes Payable
Fixed rate notes, interest at 6.00% to 9.80%, due in 1999 to
 2012........................................................  250,788  186,798
Variable rate industrial revenue bonds, interest at 6.06% at
 December 31, 1998,
 due in 2010.................................................      611    5,797
                                                              -------- --------
                                                               251,399  192,595
                                                              -------- --------
Total Borrowings............................................. $654,424 $275,515
                                                              ======== ========

                               WEEKS REALTY, L.P.

Unsecured Notes

   During 1998, the Operating Partnership completed the issuance of $200,000,000 of unsecured notes. In March 1998, the Operating Partnership issued $100,000,000 of 6.875% unsecured notes due March 15, 2005. A portion of the proceeds from the unsecured notes totaling $4,566,000 was used to settle a treasury rate guarantee hedge arrangement which was entered into in 1997 to effectively fix the interest rate on the unsecured note borrowing. The costs to settle the hedge were included in deferred financing costs and are amortized over the life of the unsecured notes as interest expense, resulting in an effective interest rate of approximately 7.6%. In August 1998, the Operating Partnership issued $100,000,000 of 7.375% unsecured notes due August 1, 2007. These unsecured notes are subject to certain covenants, including those governing the Operating Partnership's interest and fixed charge coverage and total leverage.

Unsecured Bank Borrowings

Credit Facility

   Effective July 1998, the Operating Partnership refinanced its existing $225,000,000 syndicated revolving line of credit (the "Line of Credit") and expanded its bank lending group to five banks. Additionally, effective July 1998, the Operating Partnership entered into a $20,000,000 swing revolving credit facility (the "Swing Facility") with one bank. Together, the combined Line of Credit and Swing Facility are referred to herein as the "Credit Facility." The Credit Facility is unsecured and can be used for development and construction, acquisitions and general corporate purposes. The entire Credit Facility is guaranteed by the Company. Additionally, the Company and the Operating Partnership are required to meet certain financial and non-financial covenants including those governing the Company's and the Operating Partnership's maximum unsecured borrowings, interest and fixed charge coverage, total leverage, limitations on secured borrowings and a restriction on the amount of dividends and distributions to not more than 95% of "funds from operations," a REIT industry measure of operating performance, unless the additional amounts are necessary to maintain the Company's REIT status under the Code. The Line of Credit matures on December 31, 2000, and may be extended annually through December 31, 2002, subject to annual extension fees of 0.10% and the prior consent of the banks in the bank lending group. The Swing Facility matures on June 30, 1999, and may be extended annually, subject to the prior consent of the lender.

   Interest under the Credit Facility accrues at bank prime minus 0.25% or at LIBOR plus 0.80% at the election of the Operating Partnership. In addition, the Operating Partnership pays annual facility fees equal to 0.15% of the total Line of Credit. The weighted average interest rate on Credit Facility borrowings, excluding the effect of the interest rate swap agreements described below, was 6.5% at December 31, 1998. Prior to July 1998, interest under the Credit Facility accrued at bank prime minus 0.25% or at LIBOR plus 1.05%, at the election of the Operating Partnership, and fees on the unused portion of the Credit Facility were 0.15%.

   At December 31, 1998, the Operating Partnership had in place two interest rate swap agreements with a commercial bank to effectively change the interest costs on $40,000,000 of Credit Facility borrowings from the variable rates discussed above to fixed rates. The agreements, with notional principal amounts of $10,000,000 and $30,000,000, mature in July 1999 and July 2001 with effective fixed interest rates of 7.3% and 7.6%, respectively.

   In periods prior to March 1998, the Service Companies and certain of their subsidiaries were direct borrowers under the Credit Facility. In connection with the issuance of the unsecured notes in March 1998 and the refinancing of the Credit Facility discussed above, the Service Companies and certain of their subsidiaries refinanced their Credit Facility borrowings with intercompany loans from the Operating Partnership (see Note 5).

                              WEEKS REALTY, L.P.

Term Loan

   In December 1998, the Operating Partnership entered into an $85,000,000 unsecured syndicated bank term loan (the "Term Loan") with a group of five banks. Interest accrues on the Term Loan at LIBOR plus 1.25% and the Term Loan matures on December 31, 2001. Simultaneously with the execution of the Term Loan, the Operating Partnership entered into three interest rate swap agreements with three commercial banks to effectively change the interest costs on the entire $85,000,000 Term Loan from its variable rate to fixed rates. The interest rate swap agreements, with notional principal amounts of $35,000,000, $25,000,000 and $25,000,000, mature on December 31, 2001, and effectively convert interest costs on the Term Loan to a fixed rate of approximately 6.3% through maturity.

Mortgage Notes Payable

   At December 31, 1998, fixed rate mortgage notes payable included 32 notes with a weighted average interest rate of 8.3%. The weighted average term to maturity of fixed rate mortgage notes payable was 6.5 years at December 31, 1998. Total mortgage indebtedness increased by $58,804,000 in 1998 due to the assumption of seven mortgage notes totaling $91,137,000 in connection with the Operating Partnership's property acquisitions, net of principal repayments and retirements of $32,333,000. Certain Operating Partnership and Company officers and Common Unitholders guarantee a portion of the fixed rate mortgage notes.

Debt Maturities

   Scheduled maturities of total borrowings at December 31, 1998, are summarized as follows (in thousands):

   Year                                                              Amount
   ----                                                             ---------
   1999............................................................ $  71,766(a)
   2000............................................................   134,690(a)
   2001............................................................    91,352
   2002............................................................     9,874
   2003............................................................     7,854
   2004 and thereafter.............................................   338,888
                                                                    ---------
                                                                    $ 654,424
                                                                    =========

--------
(a) Includes $19,875 maturing in 1999 under the Swing Facility and $98,150 maturing in 2000 under the Line of Credit, assuming that no extensions are exercised.

   Net real estate assets totaling $372,256,000 and $242,268,000 at December 31, 1998 and 1997, respectively, were pledged as collateral under mortgage notes payable. Interest capitalized in 1998, 1997 and 1996, totaled $11,968,000, $5,289,000 and $2,358,000, respectively.

   The extraordinary loss of $365,000 in 1998 represents loan prepayment penalties and the write-off of unamortized deferred financing costs related to the early retirement of certain mortgage debt in 1998.

                               WEEKS REALTY, L.P.

5. INVESTMENTS IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED ENTITIES

Service Companies and Subsidiaries

   The Operating Partnership conducts third-party development, construction, landscape, property management and commercial brokerage businesses through the Service Companies and their subsidiaries. Additionally, the Service Companies and their subsidiaries own land held for sale or future development, either directly or through ownership interests in real estate partnerships and joint ventures. The Operating Partnership has acquired and intends, based on market conditions, to acquire land from the Service Companies and their subsidiaries for the development of properties. As discussed in Note 2, these Service Companies and their subsidiaries are accounted for on the equity method of accounting. Under the equity method, the Operating Partnership recognizes, in its consolidated statements of operations, its economic share (99%) of the earnings and losses of the Service Companies and their subsidiaries.

   The following information summarizes the financial position, results of operations and cash flows of the Service Companies and their subsidiaries on a combined basis (in thousands):

                                                                December 31,
                                                              -----------------
Financial Position                                              1998     1997
------------------                                            --------  -------
Assets
Real estate assets........................................... $ 22,768  $12,403
Investments in unconsolidated entities.......................   12,096    2,849
Receivables and other assets.................................   26,634   20,158
                                                              --------  -------
                                                               $61,498  $35,410
                                                              ========  =======
Liabilities and Equity
Borrowings from the Operating Partnership....................  $44,575  $10,900
Credit Facility borrowings...................................      --    16,620
Other borrowings.............................................    2,309    2,000
Other liabilities............................................   15,472    7,513
Total equity (deficit).......................................     (858)  (1,623)
                                                              --------  -------
                                                              $ 61,498  $35,410
                                                              ========  =======

   Effective March 1998, the operations of the Service Companies and their subsidiaries are financed through line of credit borrowings from the Operating Partnership. These line of credit borrowings accrue interest at bank prime plus 1%, payable monthly, and are due on demand. Previously, these entities were financed through direct borrowings under the Credit Facility. As part of these financing arrangements, the Service Companies and their subsidiaries have agreed not to incur any additional unsecured borrowings other than through borrowings from the Operating Partnership. Borrowings from the Operating Partnership also include $10,876,000 of 12% notes due in 2004.

   At December 31, 1998, the Operating Partnership's investment in and notes receivable from the Service Companies and subsidiaries totaling $43,639,000 includes notes receivable from the Service Companies and subsidiaries of $44,575,000 and the Operating Partnership's investment in the Service Companies of ($936,000).

                               WEEKS REALTY, L.P.

                                                    Years Ended December 31,
                                                    --------------------------
Results of Operations                                 1998     1997     1996
---------------------                               --------  -------  -------
                                                         (in thousands)
Revenue
Construction and development fees.................. $  3,756  $ 2,517  $ 2,233
Landscape..........................................    7,425    5,974    5,035
Commissions........................................    1,149      828      448
Property management fees and other.................      427      449      509
                                                    --------  -------  -------
                                                      12,757    9,768    8,225
                                                    --------  -------  -------

Cost and expenses
Direct costs.......................................    6,464    5,202    4,327
Interest expense -- Operating Partnership..........    2,898    1,308    1,314
Interest expense -- third parties..................      155      372      365
General and administrative.........................    3,358    2,397    1,694
Other..............................................    1,490      494      498
                                                    --------  -------  -------
                                                      14,365    9,773    8,198
                                                    --------  -------  -------
Income (loss) before gains on of real estate and
 equity in earnings of partnerships and joint
 ventures..........................................   (1,608)      (5)      27
Gain on sale of real estate -- third parties.......      885      422      --
Gain on sale of real estate -- Operating
 Partnership.......................................      315      580      --
Equity in earnings of unconsolidated entities......    1,076      257       (1)
                                                    --------  -------  -------
Net income......................................... $    668  $ 1,254  $    26
                                                    ========  =======  =======

Net income attributable to the Operating
 Partnership....................................... $    661  $ 1,241  $    26
Interest expense -- Operating Partnership..........    2,898    1,308    1,314
Elimination of intercompany profits --
Operating Partnership..............................   (1,024)    (580)     --
                                                    --------  -------  -------
Equity in earnings of Service Companies............ $  2,535  $ 1,969  $ 1,340
                                                    ========  =======  =======
Distributions and interest paid to the Operating
 Partnership....................................... $  2,898  $ 1,311  $ 1,313
                                                    ========  =======  =======
Cash Flow
---------
Operating activities............................... $  1,657  $(4,915) $ 4,460
Investing activities...............................  (20,972)  (4,086)  (2,540)
Financing activities...............................   14,403   11,979     (487)

   In connection with the Operating Partnership's January 1998 acquisition of a real estate portfolio in Miami, Florida, the Service Companies acquired a one-third interest in Codina Group, Inc. ("Codina"), a Miami-based real estate services company, for aggregate consideration of approximately $9,600,000. The Services Companies account for their investment in Codina on the equity method of accounting.

Real Estate Entities

   At December 31, 1998 and 1997, the Operating Partnership owned a 50% interest in a limited liability company ("LLC") which owns an 86,000 square foot industrial building in Atlanta, Georgia. The Operating Partnership's investment in this LLC totaled $3,065,000 and $2,525,000 at December 31, 1998 and 1997, respectively, and its equity in earnings were $288,000 and $20,000 for the years ended December 31, 1998 and 1997, respectively. The total assets, liabilities and equity of the LLC were $6,134,000, $4,000 and

                               WEEKS REALTY, L.P.

$6,130,000, respectively, at December 31, 1998, and $5,645,000, $595,000 and
$5,050,000, respectively, at December 31, 1997.

   In September 1998, the Operating Partnership assigned the right to acquire four buildings in Dallas, Texas to NWI, a related entity, and NWI acquired the buildings for aggregate consideration of approximately $34,645,000. Simultaneously, the Operating Partnership advanced $31,600,000 under a $33,600,000 adjustable rate loan agreement with NWI and entered into an option arrangement enabling the Operating Partnership to acquire the buildings from NWI. The adjustable rate loan was secured by the four buildings, accrued interest at LIBOR plus 1.30% and matured on the acquisition of buildings by the Operating Partnership. In January 1999, the Operating Partnership acquired the four industrial buildings from NWI for aggregate acquisition consideration of approximately $35,151,000, which resulted in a gain to NWI, net of intercompany eliminations, of approximately $245,000.

   The Operating Partnership accounted for this transaction with NWI as an investment in real estate under the equity method of accounting. In 1998, the Operating Partnership recognized earnings of $41,000 under the equity method. At December 31, 1998, the Operating Partnership had invested $32,139,000 under the terms of the arrangements with NWI. Total assets, liabilities and equity of the underlying investment were $34,942,000, $1,438,000 and $33,504,000, respectively, at December 31, 1998.

6. PARTNERS' CAPITAL

Preferred Units

   At December 31, 1998 and 1997, the Operating Partnership had outstanding 6,000,000, 8% Series A cumulative redeemable preferred limited partnership interests (the "Series A Preferred Units"). The Series A Preferred Units have a liquidation preference of $25.00 per unit and are redeemable at the option of the Operating Partnership on or after October 10, 2002, at a redemption price of $25.00 per unit. The Series A Preferred Units are owned by the Company.

   In November 1998, the Operating Partnership sold 1,400,000, 8% Series C cumulative redeemable preferred limited partnership interests (the "Series C Preferred Units"). The Series C Preferred Units have a liquidation preference of $25.00 per preferred unit and are redeemable by the Operating Partnership on or after November 6, 2003, at a redemption price of $25.00 per preferred unit. In combination with the issuance of the Series C Preferred Units, the Company issued a warrant that entitles its holder to purchase 1,046,729 shares of Company common stock at a price of $33.4375 per share or 8% 1,400,000 shares of Company Series A Preferred Stock at a price of $25.00 per share. The Series C Preferred Units are automatically redeemed upon the exercise of the warrant. The warrant has a perpetual term unless the Series C Preferred Units are redeemed by the Operating Partnership, in which case the warrant expires within 30 days of redemption. The Operating Partnership received net proceeds of approximately $34,400,000 from this transaction. The Operating Partnership has accounted for this arrangement as a convertible preferred limited partnership interest in the accompanying consolidated financial statements.

   Also, in November 1998, the Operating Partnership sold 2,600,000, 8.625% Series D cumulative redeemable preferred limited partnership interests (the "Series D Preferred Units") and received net proceeds of approximately $63,300,000. The Series D Preferred Units have a liquidation preference of $25.00 per preferred unit and are redeemable at the option of the Operating Partnership on or after November 12, 2003, at a redemption price of $25.00 per preferred unit.

Common Units

   In 1998, 1997 and 1996, the Operating Partnership issued Common Units to the Company totaling 1,541,547, 3,584,200 and 2,573,333, and received net proceeds of $47,200,000, $106,568,000 and $68,532,000,

                               WEEKS REALTY, L.P.

respectively, from the contribution by the Company of the net proceeds from the sale of Company common stock in the public equity markets. Additionally, in 1998, 1997 and 1996, the Operating partnership issued Common Units to the Company totaling 265,000, 36,000 and 35,000 and received net proceeds of $7,235,000, $723,000 and $747,000, respectively, resulting from the issuance of Company common stock under the Company's incentive stock and dividend reinvestment plans. The proceeds were used to reduce Credit Facility borrowings or to repay mortgage indebtedness.

   In 1998 and 1997, restricted shares of common stock ( the "Restricted Stock") valued at $80,000 and $1,183,000 were granted to certain Company officers and employees as an incentive for future service and continued financial performance of the Company and Operating Partnership. Generally, the Restricted Stock vests ratably over four year periods and the vesting of most of the Restricted Stock is contingent upon the Company's achieving specified levels of financial performance. The value of the restricted shares is included in partners' capital offset by the amount of the unamortized deferred compensation expense ($668,000 and $895,000 at December 31, 1998 and 1997, respectively). Compensation expense is recognized ratably over the vesting periods.

   In February 1998, the Company contributed $1,400,000 to the Operating Partnership resulting from the Company's sale of 350,000 common stock warrants. In return, the Operating Partnership agreed to issued 350,000 Common Units to the Company in exchange for an exercise price of $32.75 per Common Unit upon the exercise of such warrants. The terms of this agreement are structured to parallel the terms of the Company's sale of 350,000 common stock warrants with an exercise price of $32.75 per common share. The Operating Partnership's obligation to issue Common Units and the Company's common stock warrants expire in February 2008.

   The Operating Partnership issued 1,845,307, 1,147,505 and 1,917,720 Common Units to persons other than the Company with aggregate values of $55,701,000, $31,876,000 and $48,085,000 in 1998, 1997 and 1996, respectively, in exchange for full or partial interests in certain land and buildings.

Distributions

   For the years detailed below, Common Unitholders of the minority interests in the Operating Partnership received and Preferred Unitholders of the minority interests in the Operating Partnership earned cash distributions from the Operating Partnership as follows (in thousands, except per unit amounts):

                                                         1998    1997    1996
                                                        ------- ------- -------
Common Units
 Distributions......................................... $47,375 $35,103 $21,968
 Distributions per Unit................................ $  1.86 $  1.72 $  1.60
Series A Preferred Units
 Distributions(a)...................................... $12,000 $ 2,720     --
 Distributions per Unit(a)............................. $  2.00 $  0.45     --
Series C Preferred Units
 Distributions......................................... $   428     --      --
 Distributions per Unit................................ $  0.31     --      --
Series D Preferred Units
 Distributions......................................... $   763     --      --
 Distributions per Unit................................ $  0.29     --      --

--------
(a) In 1997, Series A Preferred Units distributions totaling $720,000 or $0.12 per unit were paid and $2,000,000 or $0.33 per unit were accrued.

                               WEEKS REALTY, L.P.

   In January 1999, the Operating Partnership made distributions to Common Unitholders of $13,582,000 or $0.505 per Common Unit relating to fourth quarter 1998 operating results and made distributions to the holders of the Series A Preferred Units of $3,000,000 or $0.50 per unit, the Series C Preferred Units of $662,000 or $0.47 per unit and the Series D Preferred Units of $1,230,000 or $0.47 per unit.

Computation of Net Income Per Common Unit

   Reconciliations of net income per Common Unit and weighted average Common Units used in the Operating Partnership's basic and diluted net income per Common Unit computations are detailed below (in thousands, except per share data):

                                                       1998     1997     1996
                                                     --------  -------  -------
Computation of Income Available to Common
 Unitholders
Income before extraordinary loss...................  $ 44,599  $29,194  $15,809
Distributions to preferred unitholders.............   (13,191)  (2,720)     --
                                                     --------  -------  -------
Income available to Common Unitholders before
 extraordinary loss-- basic and diluted............    31,408   26,474   15,809
Extraordinary loss.................................      (365)     --       --
                                                     --------  -------  -------
Net income available to Common Unitholders -- basic
 and diluted.......................................  $ 31,043  $26,474  $15,809
                                                     ========  =======  =======
Computation of Weighted Average Common Units
Weighted average Common Units -- basic.............    26,134   21,380   14,280
Dilutive securities -- Stock options...............       165      200      106
                                                     --------  -------  -------
Weighted average Common Units--diluted.............    26,299   21,580   14,386
                                                     ========  =======  =======
Income Available to Common Unitholders
Before Extraordinary Loss Per Unit
 Basic.............................................  $   1.20  $  1.24  $  1.11
 Diluted...........................................      1.19     1.23     1.10
Net Income Per Common Unit
 Basic.............................................  $   1.19  $  1.24  $  1.11
 Diluted...........................................      1.18     1.23     1.10

   Basic net income per Common Unit for the periods presented was computed by dividing net income available to Common Unitholders by the weighted average number of Common Units outstanding during the year. Diluted net income per Common Unit was computed based on the dilutive effect of the Company's outstanding stock options. The Company has 662,000, 76,000 and 147,000 outstanding stock options in 1998, 1997 and 1996 that were not dilutive and 350,000 outstanding stock warrants that were not dilutive in 1998. In addition, the convertible feature of the Series C Preferred Units was not dilutive in 1998.

7. INCENTIVE STOCK PLAN

   The Company has two Incentive Stock Plans (the "Plans") under which shares of the Company's common stock have been reserved for the issuance of stock options and restricted stock. Common shares totaling 2,400,000 have been reserved for issuance under the Plans. Participants in the Plans may be officers and employees of the Company and the Service Companies, as well as Company directors. The exercise price

                               WEEKS REALTY, L.P.

of all options under the Plans is not less than the fair market value of the Company's common stock on the date of grant and such options may be exercised for periods up to ten years. Upon the exercise of stock options issued under the Plans, the Company contributes the net proceeds realized to the Operating Partnership in exchange for Common Units (see Note 1). As discussed in Note 2, the Operating Partnership accounts for stock-based compensation under APB Opinion 25. The additional disclosures required by SFAS 123 are and detailed below.

   Under SFAS 123, the fair value of stock options granted in 1998, 1997 and 1996 has been estimated using a binomial option pricing model with the following weighted average assumptions for grants in 1998, 1997 and 1996, respectively: risk free interest rates of 5.4% in 1998, 5.5% in 1997, and 5.7% in 1996; expected option lives of five years for options granted in each year; expected volatility of 17.0% in 1998, 16.6% in 1997 and 16.5% in 1996, and expected dividend yields of 6.1% in 1998, 5.1% in 1997, and 5.7% in 1996. Using these assumptions, the estimated fair value of options granted in 1998, 1997 and 1996 was $1,961,000, $373,000, and $945,000, respectively, and such amounts would be included in compensation expense over the vesting period of the options. Pro forma net income, net income available to Common Unitholders and net income per Common Unit in 1998, 1997 and 1996, assuming the Operating Partnership had accounted for the Plans under SFAS 123 were as follows (in thousands, except per share amounts):

                                                         1998    1997    1996
                                                        ------- ------- -------
Net income
 As reported........................................... $44,234 $29,194 $15,809
 Pro forma.............................................  43,502  28,899  15,216
Net income available to Common Unitholders
 As reported...........................................  31,043  26,474  15,809
 Pro forma.............................................  30,311  26,179  15,216
Net income per Common Unit
 As reported--basic.................................... $  1.19 $  1.24 $  1.11
 Pro forma--basic......................................    1.16    1.22    1.07
 As reported--diluted..................................    1.18    1.23    1.10
 Pro forma--diluted....................................    1.15    1.21    1.06

   The pro forma annual compensation cost included in determining pro forma net income and net income available to Common Unitholders may not be representative of future pro forma annual compensation cost since the estimated fair value of Company stock options is included in compensation expense over the vesting period, and additional Company stock options may be granted in future years.

                               WEEKS REALTY, L.P.

   A summary of stock option activity under the Plans is presented in the table and narrative below (share amounts in thousands):

                                  1998             1997             1996
                             ---------------- ---------------- ----------------
                                     Weighted         Weighted         Weighted
                                     Average          Average          Average
                                     Exercise         Exercise         Exercise
                             Shares   Price   Shares   Price   Shares   Price
                             ------  -------- ------  -------- ------  --------
Options outstanding,
 beginning of year.........    807    $24.26    753    $23.06    503    $19.90
Granted....................    552     31.77     91     32.40    283     28.22
Exercised..................    (35)    20.27    (34)    19.38    (33)    19.25
Forfeited..................     (4)    27.64     (3)    23.32    --        --
                             -----    ------  -----    ------  -----    ------
Options outstanding, end of
 year......................  1,320    $27.50    807    $24.26    753    $23.06
                             =====    ======  =====    ======  =====    ======
Options exercisable, end of
 year......................    701    $23.93    632    $22.98    552    $22.10
                             =====    ======  =====    ======  =====    ======
Weighted average per share
 fair value of options
 granted...................  $3.55            $4.10            $3.34
                             =====            =====            =====

   At December 31, 1998, options for 532,000 shares were outstanding having exercise prices ranging from $19.25 to $26.00, with a weighted average exercise price of $21.48 and a weighted average remaining life of 6.2 years, of which 489,000 options were exercisable with a weighted average exercise price of $21.09. Options for 788,000 shares were also outstanding having exercise prices ranging from $28.00 to $33.75, with a weighted average exercise price of $31.56 and a weighted average remaining life of 9.1 years, of which 212,000 options were exercisable with a weighted average exercise price of $30.48.

8. EMPLOYEE BENEFIT PLAN

   The Operating Partnership and the Service Companies ("Plan Sponsors") sponsor a 401(k) retirement savings plan covering substantially all employees meeting certain age and service requirements. Employees may contribute up to the lesser of 20% of their annual compensation or the annual statutory limit ($10,000 in 1998) to the plan. Plan Sponsors' contributions are made on a discretionary basis up to a maximum of 100% of the employees' contributions (currently 50% of the employee's contribution up to 4% of an employee's annual compensation). Total Plan Sponsor contributions were $277,000, $168,000, and $88,000 in 1998, 1997, and 1996, respectively.

                               WEEKS REALTY, L.P.

9. DEFERRED COSTS

   Deferred costs consist of the following (in thousands):

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              --------  -------
   Deferred lease costs...................................... $ 29,658  $18,551
   Deferred financing costs..................................   12,318    3,996
                                                              --------  -------
                                                                41,976   22,547
   Less accumulated amortization.............................  (12,813)  (9,460)
                                                              --------  -------
                                                              $ 29,163  $13,087
                                                              ========  =======

10. LEASING ACTIVITY

   Future minimum rents due under noncancelable operating leases with tenants at December 31, 1998, were as follows (in thousands):

   Year                                                                  Amount
   ----                                                                 --------
   1999................................................................ $143,021
   2000................................................................  123,382
   2001................................................................  104,346
   2002................................................................   80,804
   2003................................................................   55,175
   2004 and thereafter.................................................  137,140
                                                                        --------
                                                                        $643,868
                                                                        ========

11. RELATED-PARTY TRANSACTIONS

   In addition to certain related party transactions described in Notes 3 and 5 to these consolidated financial statements, at December 31, 1998 and 1997, receivables included $464,000 and $463,000, respectively, due from the Service Companies and their subsidiaries, relating to accrued interest on the advances to the Service Companies and their subsidiaries. At December 31, 1998 and 1997, accounts payable and accrued expenses included $3,313,000 and $703,000, respectively, due to the Service Companies and their subsidiaries.

   At December 31, 1998 and 1997, other assets included outstanding loan advances totaling $4,450,000 due from NWI, a related entity, under a $5,700,000 demand loan agreement. The loan bears interest at LIBOR plus 2.10% and is secured by real estate assets held by NWI, for which the Operating Partnership has arrangements to acquire in future periods. Interest earned under the agreement and included in the accompanying consolidated statements of operations totaled $346,000 and $197,000 in the years ended December 31, 1998 and 1997, respectively.

   The Service Companies also provide development, construction, landscape and leasing services to affiliated partnerships and joint ventures. In 1998, 1997 and 1996, total revenues for such services to related parties of the Service Companies were as follows (in thousands):

                                                            1998   1997   1996
                                                           ------ ------ ------
   Construction and development fees...................... $  743 $  390 $  678
   Landscape..............................................    472    327    271
   Commissions............................................    283    398     94
                                                           ------ ------ ------
                                                           $1,498 $1,115 $1,043
                                                           ====== ====== ======

                               WEEKS REALTY, L.P.

   In addition, the Operating Partnership paid development, leasing and property management fees totaling $1,701,000, $479,000 and $694,000, respectively, to Codina in 1998.

12. SEGMENTS

   Effective for the year ended December 31, 1998, the Operating Partnership implemented the segment disclosure requirements of SFAS 131. The Operating Partnership's primary business is the acquisition, development and ownership of industrial and suburban office properties in the southeast United States and Texas. At December 31, 1998, the Operating Partnership's in-service operating property portfolio (based on square footage) consisted of 90.1% industrial properties, 8.1% suburban office properties and 1.8% retail and other properties.

   The Operating Partnership manages its properties and operating business through geographic markets. Each geographic market is managed by local market managers who are knowledgeable about the specific real estate fundamentals and characteristics of the market. The Operating Partnership executes its business plan through this geographic market strategy of utilizing local market knowledge coupled with meaningful concentrations of properties in those markets.

   Segment operating performance is measured on segment earnings before interest expense and depreciation and amortization expense. Segment revenues consist primarily of property operating revenues from in-service properties, but also include other miscellaneous segment revenues. Segment earnings before equity in earnings of unconsolidated entities consist of segment revenues less segment property operating, maintenance, management and real estate tax expenses and direct segment general and administrative expenses. To the extent an operating segment generates earnings from unconsolidated entities, such earnings are included in the measurement of segment earnings as shown below. The Operating Partnership's measurement of segment earnings is consistent with the Operating Partnership's calculation of segment unleveraged "funds from operations," a REIT industry measure of operating performance. Segment information has been prepared using the accounting policies described in Note 2 to the consolidated financial statements. Intersegment transactions are not material to the presentation of the segment data.

                               WEEKS REALTY, L.P.

   A summary of reportable segment revenues and segment earnings is detailed below (in thousands):


                                    North    South                     Segment
                           Georgia Carolina Florida Tennessee Other(a)  Total
                           ------- -------- ------- --------- -------  --------
1998
Segment revenues.......... $79,307 $24,251  $21,915  $15,483  $10,018  $150,974
                           ======= =======  =======  =======  =======  ========
Segment earnings before
 equity in earnings of
 unconsolidated entities.. $61,008 $17,864  $14,741  $12,260  $ 6,975  $112,848
 Equity in earnings of
  unconsolidated service
  companies...............   2,535     --       --       --       --      2,535
 Equity in earnings of
  unconsolidated real
  estate entities.........     329     --       --       --       --        329
                           ------- -------  -------  -------  -------  --------
Segment earnings.......... $63,872 $17,864  $14,741  $12,260  $ 6,975  $115,712
                           ======= =======  =======  =======  =======  ========
1997
Segment revenues.......... $62,995 $15,889  $   --   $ 9,958  $ 3,178  $ 92,020
                           ======= =======  =======  =======  =======  ========
Segment earnings before
 equity in earnings of
 unconsolidated entities.. $49,123 $11,519  $   --   $ 7,721  $ 2,157  $ 70,520
 Equity in earnings of
  unconsolidated service
  companies...............   1,969     --       --       --       --      1,969
 Equity in earnings of
  unconsolidated real
  estate entities.........      20     --       --       --       --         20
                           ------- -------  -------  -------  -------  --------
Segment earnings.......... $51,112 $11,519  $   --   $ 7,721  $ 2,157  $ 72,509
                           ======= =======  =======  =======  =======  ========
1996
Segment revenues.......... $50,979 $   --   $   --   $ 1,376  $ 1,528  $ 53,883
                           ======= =======  =======  =======  =======  ========
Segment earnings before
 equity in earnings of
 unconsolidated entities.. $39,743 $   --   $   --   $ 1,047  $ 1,066  $ 41,856
 Equity in earnings of
  unconsolidated service
  companies...............   1,340     --       --       --       --      1,340
                           ------- -------  -------  -------  -------  --------
Segment earnings.......... $41,083 $   --   $   --   $ 1,047  $ 1,066  $ 43,196
                           ======= =======  =======  =======  =======  ========

--------
(a) Represents aggregate data for operating segments below the quantitative thresholds prescribed by SFAS 131.

                               WEEKS REALTY, L.P.

   A summary of segment assets is detailed below (in thousands):


                                     North     South                          Segment
                          Georgia   Carolina  Florida   Tennessee  Other(a)    Total
                          --------  --------  --------  ---------  --------  ----------
1998
Land....................  $ 77,134  $ 26,018  $ 25,634  $ 25,340   $ 15,317  $  169,443
Buildings and
 improvements...........   499,637   169,819   147,568   119,781     94,812   1,031,617
Accumulated
 depreciation...........   (69,623)  (11,060)   (5,077)   (6,986)    (3,637)    (96,383)
                          --------  --------  --------  --------   --------  ----------
  Operating real estate
   assets...............   507,148   184,777   168,125   138,135    106,492   1,104,677
Other segment
 assets(b)..............    87,892    24,343    24,977    42,742     63,753     243,707
Equity in earnings of
 unconsolidated service
 companies..............    43,639       --        --        --         --       43,639
Equity in earnings of
 unconsolidated real
 estate entities........    35,204       --        --        --         --       35,204
                          --------  --------  --------  --------   --------  ----------
  Total segment assets..  $673,883  $209,120  $193,102  $180,877   $170,245  $1,427,227
                          ========  ========  ========  ========   ========  ==========
Additions to real estate
 assets.................  $125,413  $ 46,968  $198,054  $ 64,955   $114,824  $  550,214
                          ========  ========  ========  ========   ========  ==========
1997
Land....................  $ 62,277  $ 20,801  $    --   $ 18,661   $  4,457  $  106,196
Buildings and
 improvements...........   392,945   122,594       --     82,587     29,183     627,309
Accumulated
 depreciation...........   (52,584)   (4,721)      --     (3,022)    (1,221)    (61,548)
                          --------  --------  --------  --------   --------  ----------
  Operating real estate
   assets...............   402,638   138,674       --     98,226     32,419     671,957
Other segment
 assets(b)..............    77,522    25,826       --     20,549     23,539     147,436
Equity in earnings of
 unconsolidated service
 companies..............     9,257       --        --        --         --        9,257
Equity in earnings of
 unconsolidated real
 estate entities........     2,525       --        --        --         --        2,525
                          --------  --------  --------  --------   --------  ----------
  Total segment assets..  $491,942  $164,500  $    --   $118,775   $ 55,958  $  831,175
                          ========  ========  ========  ========   ========  ==========
Additions to real estate
 assets.................  $115,780  $ 74,773  $    --   $ 43,584   $ 33,316  $  267,453
                          ========  ========  ========  ========   ========  ==========
1996
Land....................  $ 47,169  $ 13,562  $    --   $ 14,178   $  2,324  $   77,233
Buildings and
 improvements...........   301,408    76,899       --     56,919     14,776     450,002
Accumulated
 depreciation...........   (40,560)      --        --       (379)      (530)    (41,469)
                          --------  --------  --------  --------   --------  ----------
  Operating real estate
   assets...............   308,017    90,461       --     70,718     16,570     485,766
Other segment
 assets(b)..............    67,683     3,290       --      6,723      6,352      84,048
Equity in earnings of
 unconsolidated service
 companies..............     7,760       --        --        --         --        7,760
                          --------  --------  --------  --------   --------  ----------
  Total segment assets..  $383,460  $ 93,751  $    --   $ 77,441   $ 22,922  $  577,574
                          ========  ========  ========  ========   ========  ==========
Additions to real estate
 assets.................  $ 87,786  $ 93,751  $    --   $ 77,251   $ 14,291  $  273,079
                          ========  ========  ========  ========   ========  ==========

--------
(a) Represents aggregate data for operating segments below the quantitative thresholds prescribed by SFAS 131.
(b) Includes primarily development in progress, land held for development, deferred leasing costs and tenant receivables.

                               WEEKS REALTY, L.P.

   Reconciliations of segment earnings to consolidated income before extraordinary loss and segment assets to consolidated total assets is as follows:


                             1998       1997      1996
Segment Earnings          ----------  --------  --------

Segment earnings........  $  115,712  $ 72,509  $ 43,196
Depreciation and
 amortization expense...     (38,348)  (24,144)  (13,474)
Interest expense........     (30,782)  (18,833)  (12,643)
Corporate general and
 administrative
 expense................      (3,001)   (2,056)   (1,762)
Interest income.........         965     1,509       492
Gain on sale of real
 estate assets..........          53       209       --
                          ----------  --------  --------
Consolidated income
 before extraordinary
 loss...................  $   44,599  $ 29,194  $ 15,809
                          ==========  ========  ========
                             1998       1997      1996
Segment Assets            ----------  --------  --------

Segment assets..........  $1,427,227  $831,175  $577,574
Deferred financing
 costs, net.............       8,455     1,594     2,401
Corporate other assets..      11,910    19,592    11,874
                          ----------  --------  --------
Total consolidated
 assets.................  $1,447,592  $852,361  $591,849
                          ==========  ========  ========

13. COMMITMENTS AND CONTINGENCIES

   The Operating Partnership has entered into agreements, subject to the completion of due diligence and customary closing conditions, for the future acquisition of land and buildings totaling approximately $45,741,000, including land and building commitments of approximately $9,170,000 from NWI and Lichtin and approximately $9,100,000 from Codina and affiliates. Of this total, $32,641,000 represents committed land acquisitions and $13,100,000 represents committed building acquisitions. Letters of credit were issued on behalf of the Company totaling $1,125,000 in support of certain development and land acquisition arrangements at December 31, 1998.

   The Operating Partnership is subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Operating Partnership's financial position or results of operations.

14. SUPPLEMENTAL CASH FLOW INFORMATION

   Interest paid, net of amounts capitalized (see Note 4), totaled $22,813,000, $17,958,000, and $11,265,000 in 1998, 1997 and 1996, respectively.

   Significant noncash investing and financing activities were as follows:

  1. The Operating Partnership's 1998 property acquisition, development and investment activity included the settlement of real estate development loans of $10,870,000, the assumption of other liabilities in excess of other assets of $4,224,000, the assumption of indebtedness of $91,137,000 and the issuance of Common Units valued at $55,701,000. In addition, in 1998, restricted common stock was issued at an aggregate value of $80,000.

                               WEEKS REALTY, L.P.

  2. The Operating Partnership's 1997 property acquisition, development and investment activity included the settlement of real estate loans of $7,376,000, the assumption of indebtedness of $64,869,000, and the issuance of Common Units valued at $31,876,000. Additionally, in 1997, restricted common stock was issued at an aggregate value of $1,183,000.

  3. The Operating Partnership's 1996 acquisitions of NWI and Lichtin included the assumption of indebtedness of $104,628,000, and the issuance of Common Units valued at $55,209,000.

15. FINANCIAL INSTRUMENTS

   Based on interest rates and other pertinent information available to the Operating Partnership at December 31, 1998 and 1997, the Operating Partnership estimated that the carrying values of cash and cash equivalents, notes receivable from the Service Companies and their subsidiaries, receivables and other assets, and accounts payable and other liabilities approximated their fair values due to the short-term nature of the instruments and when compared to instruments of similar type terms and maturity.

   The estimated fair value of the Operating Partnership's interest rate swap and treasury rate guarantee hedge and borrowing arrangements (see Note 4), were determined based on quoted market prices for similar financial instruments. The estimated fair value of the Operating Partnership's interest rate swap arrangements was approximately $1,277,000 and $1,055,000 less than the Operating Partnership's carrying value at December 31, 1998 and 1997, respectively. The estimated fair value of the Operating Partnership's treasury rate guarantee hedge arrangement was $3,210,000 less than the Operating Partnership's carrying value at December 31, 1997. There were no outstanding treasury rate guarantee hedge arrangements at December 31, 1998. The estimated fair value of the Operating Partnership's unsecured note borrowings and fixed rate mortgage notes payable was $4,168,000 in excess of their carrying value (adjusted for the unamortized costs of the settled treasury rate guarantee hedge arrangement totaling $4,055,000) at December 31, 1998. The fixed rate mortgage notes payable approximated their carrying value and no unsecured notes were outstanding at December 31, 1997.

   Under current accounting principles and as discussed in Note 2, the difference between the fair value and carrying amount of the interest rate swap arrangements are not currently recognized in the Operating Partnership's consolidated financial statements. The Operating Partnership monitors the credit quality of the counterparties to its interest rate swap arrangements and does not anticipate nonperformance from such parties.

   Disclosure about fair value of financial instruments was based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1998.

16. FINANCIAL INFORMATION OF GENERAL PARTNER

   As discussed in Note 1, Weeks GP Holdings, Inc., a Georgia corporation, ("Weeks GP") is the sole general partner of the Operating Partnership and holds a 1.3% interest in the Operating Partnership as of December 31, 1998. Weeks GP is a wholly owned subsidiary of Weeks Corporation, a publicly traded real estate investment trust. Under the terms of the limited partnership agreement of the Operating Partnership, Weeks Corporation has guaranteed the performance of Weeks GP with respect to any general partner duties and obligations arising under the limited partnership agreement. The consolidated balance sheet of Weeks GP detailed below includes the accounts of the Operating Partnership and reflects Weeks GP's 1.3% partnership interest in shareholders' equity. The 98.7% limited partnership interests are

                               WEEKS REALTY, L.P.

reflected as interests of limited partners in the Operating Partnership in the accompanying balance sheet. The interests of the limited partners in the Operating Partnership includes the 71.6% limited partnership interests of Weeks LP Holdings, Inc., also a wholly owned subsidiary of Weeks Corporation (see
Note 1). The limited partners of the Operating Partnership should note that they do not have any ownership interest in Weeks GP.

   The consolidated balance sheet of Weeks GP as of December 31, 1998, is presented for informational purposes only and should be read in conjunction with the accompanying notes to the consolidated financial statements of the Operating Partnership included herein.

                                               (In thousands, except share data)
   Assets
   Real estate assets
    Land.....................................             $  169,443
    Buildings and improvements...............              1,031,617
    Accumulated depreciation.................                (96,383)
                                                          ----------
     Operating real estate assets............              1,104,677
    Developments in progress.................                160,783
    Land held for future development.........                 42,438
                                                          ----------
     Net real estate assets..................              1,307,898
   Cash and cash equivalents.................                  1,503
   Receivables...............................                 15,316
   Deferred costs, net.......................                 29,163
   Investments in and notes receivable from
    unconsolidated service companies.........                 43,639
   Investments in unconsolidated real estate
    entities.................................                 35,204
   Other assets..............................                 14,869
                                                          ----------
                                                          $1,447,592
                                                          ==========
   Liabilities and Shareholder's Equity
   Debt
    Mortgage notes payable...................             $  251,399
    Unsecured bank borrowings................                203,025
    Unsecured notes..........................                200,000
                                                          ----------
     Total debt..............................                654,424
   Accounts payable and accrued expenses.....                 32,977
   Other liabilities.........................                  9,626
                                                          ----------
     Total liabilities.......................                697,027
   Minority Interests in Operating
    Partnership..............................                744,303
                                                          ----------
   Commitments and Contingencies (Note 13)
   Shareholder's equity
    Common stock, $.01 par value, 1,000
     shares authorized, 100 shares issued and
     outstanding at December 31, 1998........                    --
    Additional paid-in capital...............                  6,262
    Retained earnings........................                    --
                                                          ----------
     Total shareholder's equity..............                  6,262
                                                          ----------
                                                          $1,447,592
                                                          ==========

                               WEEKS REALTY, L.P.

   17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Selected quarterly financial information for 1998 and 1997 was as follows (in thousands, except per share amounts):

                                                 First  Second   Third  Fourth
                                                Quarter Quarter Quarter Quarter
                                                ------- ------- ------- -------
1998
Revenue........................................ $32,693 $36,326 $39,087 $42,868
Income before extraordinary loss...............  10,318  10,930  11,220  12,131
Net income.....................................  10,318  10,930  11,220  11,766
Net income available to Common Unitholders.....   7,318   7,930   8,220   7,575
Net income per Common Unit:
 Basic
  Income before extraordinary loss, net of
   preferred distributions..................... $  0.29 $  0.30 $  0.31 $  0.30
  Net income...................................    0.29    0.30    0.31    0.28
 Diluted
  Income before extraordinary loss, net of
   preferred distributions.....................    0.29    0.30    0.31    0.29
  Net income...................................    0.29    0.30    0.31    0.28

1997
Revenue........................................ $19,899 $21,439 $24,279 $26,403
Income before extraordinary loss...............   5,058   6,698   7,451   9,987
Net income.....................................   5,058   6,698   7,451   9,987
Net income available to Common Unitholders.....   5,058   6,698   7,451   7,267
Net income per Common Unit:
 Basic
  Income before extraordinary loss, net of
   preferred distributions..................... $  0.27 $  0.32 $  0.33 $  0.32
  Net income...................................    0.27    0.32    0.33    0.32
 Diluted
  Income before extraordinary loss, net of
   preferred distributions.....................    0.27    0.32    0.32    0.31
  Net income...................................    0.27    0.32    0.32    0.31

18. SUBSEQUENT EVENTS (UNAUDITED)

     On March 1, 1999, the Company announced that it had entered into an Agreement and Plan of Merger (the "REIT Merger Agreement") with Duke Realty Investments, Inc., an Indiana based REIT specializing in industrial and office building development and ownership ("Duke"), and that the Operating Partnership had entered into an Agreement and Plan of Merger (the "OP Merger Agreement" and, together with the REIT Merger Agreement, the "Merger Agreements") with Duke Realty Limited Partnership, an Indiana limited partnership of which Duke is the managing general partner ("Duke OP"). The Merger Agreements provide for a merger of the Company with and

                               WEEKS REALTY, L.P.

  into Duke (the "REIT Merger") and a merger of the Operating Partnership with and into Duke OP (the "OP Merger" and, together with the REIT Merger, the "Mergers"). At the effective time of the Mergers, Duke will change its name to Duke-Weeks Realty Corporation.

     Pursuant to the Merger Agreements: (i) each outstanding share of common stock, par value $0.01 per share, of the Company ("Weeks Common Stock") will be converted into the right to receive 1.38 shares of common stock, par value $0.01 per share, of Duke ("Duke Common Stock"); (ii) each issued and outstanding share of 8.0% Series A Preferred Stock, par value $0.01 per share, of the Company will be converted into the right to receive one preference share representing 1/1000 of a share of 8.0% Series F Cumulative Redeemable Preferred Stock, par value $0.01 per share, of Duke; (iii) each issued and outstanding share of 8.625% Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share, of the Company will be converted into the right to receive one preference share representing 1/1000 of a share of 8.625% Series H Cumulative Redeemable Preferred Stock, par value $0.01 per share, of Duke; (iv) each issued and outstanding Common Unit in the Operating Partnership will be converted into 1.38 common units of limited partnership interest in Duke OP; (v) each issued and outstanding 8.0% Series A Preferred Unit in the Operating Partnership will be converted into 1/1000 of one 8.0% Series F Cumulative Redeemable Preferred Unit in Duke OP; (vi) each issued and outstanding 8.0% Series C Preferred Unit in the Operating Partnership will be converted into 1/1000 of one 8.0% Series G Preferred Unit in Duke OP; and (vii) each issued and outstanding 8.625% Series D Preferred Unit in the Operating Partnership will be converted into 1/1000 of one 8.625% Series H Cumulative Redeemable Preferred Unit in Duke OP.

     Holders' representing 2% of the outstanding Weeks Common Stock have entered into voting agreements, agreeing to vote their shares in favor of the transaction contemplated by the Merger Agreements. Holders' representing 5% of the outstanding Duke Common Stock have entered into voting agreements, agreeing to vote their shares in favor of the transactions contemplated by the Merger Agreements. The requisite approvals of the partners of Duke OP and the Operating Partnership to the transactions have been obtained.

     The consummation of the transactions contemplated by the Merger Agreements is expected to occur in the second or third quarter of 1999 and is subject to approval by the stockholders of Duke and the shareholders of the Company and satisfaction of certain other customary closing conditions. Additionally, certain Company debt holders, lenders and others will be requested to approve certain other aspects of the Mergers. There can be no assurance that the transactions contemplated by the Merger Agreements will be consummated. The Company has agreed with Duke that if the REIT Merger Agreement is terminated under certain circumstances, the Company will pay Duke certain fees and expenses. Duke has agreed with the Company that if the REIT Merger Agreement is terminated under certain other circumstances, Duke will pay the Company certain fees and expenses.

                               WEEKS REALTY, L.P.                   SCHEDULE III
                REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                                 (In Thousands)

                                                                            Gross Amount at Which
                                                                             Carried at Close of
                                          Initial Costs                             Period
                                        ----------------- Cost Capitalized ------------------------
Market/Business   Property   Related         Building and  Subsequent to        Building and        Accumulated      Year
Park/Property     Type(1)  Encumbrances Land Improvements   Acquisition    Land Improvements Total  Depreciation Developed(2)
---------------   -------- ------------ ---- ------------ ---------------- ---- ------------ ------ ------------ ------------
ATLANTA, GEORGIA

Northeast/I-85
Submarket
Northeast/I-85
Submarket

Gwinnett Park
 1   1750 Beaver
 Ruin............    S                  $640    $4,068         $  --       $640    $4,068    $4,708    $  174        1997
 2   4258 Commu-
 nications Dr....     D        (a)         8       725            508        29     1,212     1,241       678        1981
 3   4261 Commu-
 nications Dr....     D                  254     1,446             36       254     1,482     1,736       211        1981
 4   4291 Commu-
 nications Dr....     D        (a)         4       327            126        16       441       457       267        1981
 5   1826 Doan
 Way.............     D        (b)        18     1,167            238        18     1,405     1,423       599        1984
 6   1857 Doan
 Way.............     D                   23         6              5        23        11        34         2        1970
 7   1650 Inter-
 national Blvd...     D        (a)        69       994             94        69     1,088     1,157       487        1984
 8   4245 Inter-
 national Blvd...     D        (a)       192     2,913          3,063       192     5,976     6,168     1,484        1985
 9   4250 Inter-
 national Blvd...     D                  193     1,542            305       216     1,824     2,040       713        1986
 10  4295 Inter-
 national Blvd...     D        (a)        58     1,058            132        58     1,190     1,248       472        1984
 11  4320 Inter-
 national Blvd...     D        (a)        44       710            223        44       933       977       422        1984
 12  4350 Inter-
 national Blvd...     D        (a)        78       938            573        78     1,511     1,589       867        1982
 13  4355 Inter-
 national Blvd...     D        (d)       233       811            335       233     1,146     1,379       286        1983
 14  4405-A In-
 ternational
 Blvd............     S                   97       957            878        97     1,835     1,932     1,029        1984
 15  4405-B In-
 ternational
 Blvd............     S                  118     1,152          1,325       118     2,477     2,595     1,626        1984
 16  4405-C In-
 ternational
 Blvd............     S                   21       422            183        21       605       626       310        1984
 17  1828 Meca
 Way.............     D        (b)        16       487            598        16     1,085     1,101       681        1975
 18  1858 Meca
 Way.............     D        (a)        20       931             16        27       940       967       394        1975
 19  4316 Park
 Dr..............     D                  262     1,685            --        262     1,685     1,947        38        1980
 20  4317 Park
 Dr..............     D                  671     1,414            241       671     1,655     2,326       674        1985
 21  4357 Park
 Dr..............     D        (e)        12       865            379        12     1,244     1,256       636        1979
 22  4366 Park
 Dr..............     O                    6       406            343        22       733       755       422        1981
 23  4386 Park
 Dr..............     D                   17       758              7        17       765       782       325        1973
 24  4436 Park
 Dr..............     D                   18       195            315        18       510       528       255        1968
 25  4437 Park
 Dr..............     D        (a)        21       659            470        21     1,129     1,150       592        1978
 26  4467 Park
 Dr..............     D        (b)         6       537            243         6       780       786       246        1978
 27  4476 Park
 Dr..............     D        (b)        14       372             20        14       392       406       137        1977
 28  4487 Park
 Dr..............     D        (b)         6     1,048          1,241         6     2,289     2,295     1,600        1978
 29  1835 Shack-
 leford Ct.......     O        (a)        29     2,780            611        29     3,391     3,420       919        1990
 30  1854 Shack-
 leford Ct.......     O                   52     4,085          1,586        52     5,671     5,723     2,270        1985
 31  4274 Shack-
 leford Rd.......     D        (a)        27       614          1,072        27     1,686     1,713     1,263        1974
 32  4275 Shack-
 leford Rd.......     O        (f)         8     1,173            447        12     1,616     1,628       745        1985


Market/Business      Year
Park/Property     Acquired(3)
---------------   -----------
ATLANTA, GEORGIA

Gwinnett Park
 1   1750 Beaver
 Ruin............
 2   4258 Commu-
 nications Dr....
 3   4261 Commu-
 nications Dr....    1994
 4   4291 Commu-
 nications Dr....
 5   1826 Doan
 Way.............
 6   1857 Doan
 Way.............
 7   1650 Inter-
 national Blvd...
 8   4245 Inter-
 national Blvd...
 9   4250 Inter-
 national Blvd...
 10  4295 Inter-
 national Blvd...
 11  4320 Inter-
 national Blvd...
 12  4350 Inter-
 national Blvd...
 13  4355 Inter-
 national Blvd...    1994
 14  4405-A In-
 ternational
 Blvd............
 15  4405-B In-
 ternational
 Blvd............
 16  4405-C In-
 ternational
 Blvd............
 17  1828 Meca
 Way.............
 18  1858 Meca
 Way.............
 19  4316 Park
 Dr..............    1998
 20  4317 Park
 Dr..............
 21  4357 Park
 Dr..............
 22  4366 Park
 Dr..............
 23  4386 Park
 Dr..............
 24  4436 Park
 Dr..............
 25  4437 Park
 Dr..............
 26  4467 Park
 Dr..............
 27  4476 Park
 Dr..............
 28  4487 Park
 Dr..............
 29  1835 Shack-
 leford Ct.......
 30  1854 Shack-
 leford Ct.......
 31  4274 Shack-
 leford Rd.......
 32  4275 Shack-
 leford Rd.......

                                                                    SCHEDULE III

                                                                                 Gross Amount at Which
                                            Initial Costs                     Carried at Close of Period
                                         ------------------- Cost Capitalized ---------------------------
Market/Business    Property   Related           Building and  Subsequent to          Building and         Accumulated
Park/Property      Type(1)  Encumbrances  Land  Improvements   Acquisition     Land  Improvements  Total  Depreciation
---------------    -------- ------------ ------ ------------ ---------------- ------ ------------ ------- ------------
 33  4344 Shackle-
 ford Rd..........     D                 $  286   $   984        $   166      $  286   $ 1,150    $ 1,436   $   197
 34  4355 Shackle-
 ford Rd..........     D        (a)           7       886            609           7     1,495      1,502       847
 35  4364 Shackle-
 ford Rd..........     D        (a)           9        40             50           9        90         99        67
 36  4366 Shackle-
 ford Rd..........     D                     20       420            874          26     1,288      1,314       866
 37  4388 Shackle-
 ford Rd..........     D        (a)          33     1,181            246          43     1,417      1,460       279
 38  4400 Shackle-
 ford Rd..........     D                     14       315             48          18       359        377        89
 39  4444 Shackle-
 ford Rd..........     D        (a)          31       731          1,121          31     1,852      1,883     1,405
                                         ------   -------        -------      ------   -------    -------   -------
  Total...........                       $3,635   $41,802        $18,727      $3,738   $60,426    $64,164   $24,574
                                         ------   -------        -------      ------   -------    -------   -------
Market/Business        Year        Year
Park/Property      Developed(2) Acquired(3)
---------------    ------------ -----------
 33  4344 Shackle-
 ford Rd..........     1975        1994
 34  4355 Shackle-
 ford Rd..........     1972
 35  4364 Shackle-
 ford Rd..........     1973
 36  4366 Shackle-
 ford Rd..........     1981
 37  4388 Shackle-
 ford Rd..........     1981
 38  4400 Shackle-
 ford Rd..........     1981
 39  4444 Shackle-
 ford Rd..........     1979
  Total...........

Horizon
 40  90 Horizon
 Dr...............     D        (b)      $  120   $   659        $    70      $  120   $   729    $   849   $   167
 41  225 Horizon
 Dr...............     B        (b)         121     1,423            794         121     2,217      2,338       954
 42  250 Horizon
 Dr...............     B                    466     6,131            --          466     6,131      6,597       155
 43  300 Horizon
 Dr...............     B                    798     4,455          2,752         847     7,158      8,005       609
 44  70
 Crestridge.......     D                    575     2,947            --          575     2,947      3,522        11
 45  2700
 Crestridge.......     B                  1,600    11,757            --        1,600    11,757     13,357        76
 46  2775 Horizon
 Ridge Ct.........     B                    732     5,906            --          732     5,906      6,638       426
 47  2780 Horizon
 Ridge Ct.........     B                    826     4,949              5         826     4,954      5,780       283
 48  2800 Vista
 Ridge Dr.........     B                    443     5,463             73         443     5,536      5,979       540
                                         ------   -------        -------      ------   -------    -------   -------
  Total...........                       $5,681   $43,690        $ 3,694      $5,730   $47,335    $53,065   $ 3,221
                                         ------   -------        -------      ------   -------    -------   -------
Horizon
 40  90 Horizon
 Dr...............     1992
 41  225 Horizon
 Dr...............     1990
 42  250 Horizon
 Dr...............     1997
 43  300 Horizon
 Dr...............     1994
 44  70
 Crestridge.......     1998
 45  2700
 Crestridge.......     1998
 46  2775 Horizon
 Ridge Ct.........     1996
 47  2780 Horizon
 Ridge Ct.........     1997
 48  2800 Vista
 Ridge Dr.........     1995
  Total...........

Northwoods
 49  2915 Court-
 yards Circle.....     D                 $  268   $ 1,793        $    92      $  268   $ 1,885    $ 2,153   $   252
 50  2925 Court-
 yards Dr.........     D                    333     2,618              5         333     2,623      2,956       283
 51  2975 Court-
 yards Circle.....     D                    144       997              9         144     1,006      1,150       108
 52  2995 Court-
 yards Circle.....     D                    109       677              8         109       685        794        74
 53  2725
 Northwoods
 Pkwy.............     D                    440     2,231             12         440     2,243      2,683       210
 54  2755
 Northwoods
 Pkwy.............     D                    249     2,201            --          249     2,201      2,450       207
 55  2775
 Northwoods
 Pkwy.............     D                    322     1,976             50         322     2,026      2,348       214
 56  2850
 Northwoods
 Pkwy.............     D                    562     3,961             50         562     4,011      4,573       432
 57  3040
 Northwoods
 Pkwy.............     D                    298     1,510              2         298     1,512      1,810       142
 58  3044
 Northwoods Cir-
 cle..............     D                    167       730             26         167       756        923        81
 59  3055
 Northwoods
 Pkwy.............     D                    213       916             34         213       950      1,163       110
 60  3075
 Northwoods
 Pkwy.............     S                    374     2,750              4         374     2,754      3,128       259
 61  3080
 Northwoods Cir-
 cle..............     O                    387     2,215             37         387     2,252      2,639       249
 62  3100
 Northwoods
 Pkwy.............     S                    393     2,177             33         393     2,210      2,603       212
 63  3155
 Northwoods
 Pkwy.............     S                    331     1,808            335         331     2,143      2,474       213
 64  3175
 Northwoods
 Pkwy.............     S                    250     1,644            108         250     1,752      2,002       160
                                         ------   -------        -------      ------   -------    -------   -------
  Total...........                       $4,840   $30,204        $   805      $4,840   $31,009    $35,849   $ 3,206
                                         ------   -------        -------      ------   -------    -------   -------
Northwoods
 49  2915 Court-
 yards Circle.....     1986        1995
 50  2925 Court-
 yards Dr.........     1986        1995
 51  2975 Court-
 yards Circle.....     1986        1995
 52  2995 Court-
 yards Circle.....     1986        1995
 53  2725
 Northwoods
 Pkwy.............     1984        1996
 54  2755
 Northwoods
 Pkwy.............     1986        1996
 55  2775
 Northwoods
 Pkwy.............     1986        1996
 56  2850
 Northwoods
 Pkwy.............     1988        1995
 57  3040
 Northwoods
 Pkwy.............     1984        1996
 58  3044
 Northwoods Cir-
 cle..............     1984        1995
 59  3055
 Northwoods
 Pkwy.............     1985        1996
 60  3075
 Northwoods
 Pkwy.............     1985        1996
 61  3080
 Northwoods Cir-
 cle..............     1952        1996
 62  3100
 Northwoods
 Pkwy.............     1985        1996
 63  3155
 Northwoods
 Pkwy.............     1985        1996
 64  3175
 Northwoods
 Pkwy.............     1985        1996
  Total...........

                                                                    SCHEDULE III

                                                                                  Gross Amount at Which
                                             Initial Costs                     Carried at Close of Period
                                          ------------------- Cost Capitalized ---------------------------
Market/Business     Property   Related           Building and  Subsequent to          Building and         Accumulated
Park/Property       Type(1)  Encumbrances  Land  Improvements   Acquisition     Land  Improvements  Total  Depreciation
---------------     -------- ------------ ------ ------------ ---------------- ------ ------------ ------- ------------
Berkeley Lake Dis-
tribution Center
 65   3130 North
 Berkeley Lake....      B                 $  675   $ 4,455         $    3      $  675   $ 4,458    $ 5,133    $  255
 66   3270 Summit
 Ridge Pkwy.......      B                    499     3,896            --          499     3,896      4,395        27
 67   3280 Summit
 Ridge Pkwy.......      B                    485     4,277             19         485     4,296      4,781       236
 68   3290 Summit
 Ridge Pkwy.......      B                    257     2,255              2         257     2,257      2,514       129
                                          ------   -------         ------      ------   -------    -------    ------
  Total...........                        $1,916   $14,883         $   24      $1,916   $14,907    $16,823    $  647
                                          ------   -------         ------      ------   -------    -------    ------
Market/Business         Year        Year
Park/Property       Developed(2) Acquired(3)
---------------     ------------ -----------
Berkeley Lake Dis-
tribution Center
 65   3130 North
 Berkeley Lake....      1996
 66   3270 Summit
 Ridge Pkwy.......      1998
 67   3280 Summit
 Ridge Pkwy.......      1997
 68   3290 Summit
 Ridge Pkwy.......      1997
  Total...........

Gwinnett Pavilion
 69   1480 Beaver
 Ruin Rd..........      R                 $  248   $   982         $  482      $  248   $ 1,464    $ 1,712    $  571
 70   1505 Pavil-
 ion Place........      D        (a)         448     1,149          1,189         448     2,338      2,786     1,272
 71   3883 Steve
 Reynolds Blvd....      D        (b)         612     3,101            104         612     3,205      3,817       791
 72   3890 Steve
 Reynolds Blvd....      D        (b)         519     1,746            224         519     1,970      2,489       404
 73   3905 Steve
 Reynolds Blvd....      D                    697     2,108              1         697     2,109      2,806       181
 74   3950 Steve
 Reynolds Blvd....      B        (a)         684     1,701             29         684     1,730      2,414       343
 75   4020 Steve
 Reynolds Blvd....      D                    417     1,868             21         417     1,889      2,306       107
 76   4025 Steve
 Reynolds Blvd....      D                    461     2,252             14         461     2,266      2,727       274
                                          ------   -------         ------      ------   -------    -------    ------
  Total...........                        $4,086   $14,907         $2,064      $4,086   $16,971    $21,057    $3,943
                                          ------   -------         ------      ------   -------    -------    ------
Gwinnett Pavilion
 69   1480 Beaver
 Ruin Rd..........      1989
 70   1505 Pavil-
 ion Place........      1988
 71   3883 Steve
 Reynolds Blvd....      1990
 72   3890 Steve
 Reynolds Blvd....      1991
 73   3905 Steve
 Reynolds Blvd....      1995
 74   3950 Steve
 Reynolds Blvd....      1992
 75   4020 Steve
 Reynolds Blvd....      1997
 76   4025 Steve
 Reynolds Blvd....      1994
  Total...........

The Business Park
at Sugarloaf
 77   2775 Pre-
 miere Pkwy.......      D                 $  560   $ 3,519         $  --       $  560   $ 3,519    $ 4,079    $   21
 78   6700 Sugar-
 loaf Pkwy........      S                  1,042     5,591            --        1,042     5,591      6,633        32
                                          ------   -------         ------      ------   -------    -------    ------
  Total...........                        $1,602   $ 9,110         $  --       $1,602   $ 9,110    $10,712    $   53
                                          ------   -------         ------      ------   -------    -------    ------
The Business Park
at Sugarloaf
 77   2775 Pre-
 miere Pkwy.......      1997
 78   6700 Sugar-
 loaf Pkwy........      1998
  Total...........

Peachtree Corners
Business Center
 79   5401 Buford
 Hwy..............      B                 $  294   $ 1,865         $  163      $  294   $ 2,028    $ 2,322    $  259
 80   5403 Buford
 Hwy..............      B                    420     2,737             13         420     2,750      3,170       303
 81   5405 Buford
 Hwy..............      B                    217     1,546             31         217     1,577      1,794       183
 82   5409 Buford
 Hwy..............      B                    364     2,675             25         364     2,700      3,064       296
                                          ------   -------         ------      ------   -------    -------    ------
  Total...........                        $1,295   $ 8,823         $  232      $1,295   $ 9,055    $10,350    $1,041
                                          ------   -------         ------      ------   -------    -------    ------
Peachtree Corners
Business Center
 79   5401 Buford
 Hwy..............      1987        1995
 80   5403 Buford
 Hwy..............      1987        1995
 81   5405 Buford
 Hwy..............      1989        1995
 82   5409 Buford
 Hwy..............      1989        1995
  Total...........

Pinebrook
 83   2625
 Pinemeadow Ct....      B                 $  813   $ 3,216         $    8      $  813   $ 3,224    $ 4,037    $  468
 84   2660
 Pinemeadow Ct....      B                    450     2,581            --          450     2,581      3,031       173
 85   2450 Satel-
 lite Blvd........      B                    821     3,466            --          821     3,466      4,287       524
                                          ------   -------         ------      ------   -------    -------    ------
  Total...........                        $2,084   $ 9,263         $    8      $2,084   $ 9,271    $11,355    $1,165
                                          ------   -------         ------      ------   -------    -------    ------
Pinebrook
 83   2625
 Pinemeadow Ct....      1994
 84   2660
 Pinemeadow Ct....      1996
 85   2450 Satel-
 lite Blvd........      1994        1994
  Total...........

Northbrook
 86   1000
 Northbrook
 Pkwy.............      B        (a)      $  363   $ 1,980         $  876      $  363   $ 2,856    $ 3,219    $1,401
 87   675 Old
 Peachtree Rd.....      B                    434     2,385             29         434     2,414      2,848       754
                                          ------   -------         ------      ------   -------    -------    ------
  Total...........                        $  797   $ 4,365         $  905      $  797   $ 5,270    $ 6,067    $2,155
                                          ------   -------         ------      ------   -------    -------    ------
Northbrook
 86   1000
 Northbrook
 Pkwy.............      1986
 87   675 Old
 Peachtree Rd.....      1988
  Total...........

                                                                    SCHEDULE III

                                                                                Gross Amount at Which
                                           Initial Costs                     Carried at Close of Period
                                        ------------------- Cost Capitalized ---------------------------
Market/Business   Property   Related           Building and  Subsequent to          Building and         Accumulated      Year
Park/Property     Type(1)  Encumbrances  Land  Improvements   Acquisition     Land  Improvements  Total  Depreciation Developed(2)
----------------  -------- ------------ ------ ------------ ---------------- ------ ------------ ------- ------------ ------------
Druid Chase
88  2801 Buford
Hwy.............      O                 $  794   $ 3,505         $1,966      $  794   $ 5,471    $ 6,265    $2,026        1977
89  1190 West
Druid Hills
Dr..............      O                    689     2,722            917         689     3,639      4,328     1,265        1980
90  2071 North
 Druid
 Hills Rd.......      R                     98        65             21          98        86        184        39        1968
91  6 West Druid
Hills Dr........      O                    473     2,980            677         473     3,657      4,130     1,092        1968
                                        ------   -------         ------      ------   -------    -------    ------
Total...........                        $2,054   $ 9,272         $3,581      $2,054   $12,853    $14,907    $4,422
                                        ------   -------         ------      ------   -------    -------    ------
Market/Business      Year
Park/Property     Acquired(3)
----------------- -----------
Druid Chase
88  2801 Buford
Hwy.............     1989
89  1190 West
Druid Hills
Dr..............     1989
90  2071 North
 Druid
 Hills Rd.......
91  6 West Druid
Hills Dr........     1989
Total...........

Meadowbrook
92  2450
Meadowbrook
Pkwy............      D                 $  716   $ 2,419         $   28      $  716   $ 2,447    $ 3,163    $  381        1989
93  2475
Meadowbrook
Pkwy............      D                    529     1,567            601         529     2,168      2,697       938        1986
94  2500
Meadowbrook
Pkwy............      D        (a)         411     1,103            797         411     1,900      2,311       995        1987
95  2505
Meadowbrook
Pkwy............      D                    307     1,228            422         307     1,650      1,957       436        1990
                                        ------   -------         ------      ------   -------    -------    ------
Total...........                        $1,963   $ 6,317         $1,848      $1,963   $ 8,165    $10,128    $2,750
                                        ------   -------         ------      ------   -------    -------    ------
Meadowbrook
92  2450
Meadowbrook
Pkwy............     1994
93  2475
Meadowbrook
Pkwy............
94  2500
Meadowbrook
Pkwy............
95  2505
Meadowbrook
Pkwy............
Total...........

Park Creek
96  2825 Breck-
inridge Blvd....      S                 $  317   $ 2,366         $   51      $  317   $ 2,417    $ 2,734    $  235        1986
97  2875 Breck-
inridge Blvd....      S                    476     3,496             33         476     3,529      4,005       343        1986
98  2885 Breck-
inridge Blvd....      S                    487     5,235            --          487     5,235      5,722       177        1997
                                        ------   -------         ------      ------   -------    -------    ------
Total...........                        $1,280   $11,097         $   84      $1,280   $11,181    $12,461    $  755
                                        ------   -------         ------      ------   -------    -------    ------
Park Creek
96  2825 Breck-
inridge Blvd....     1996
97  2875 Breck-
inridge Blvd....     1996
98  2885 Breck-
inridge Blvd....
Total...........

Crestwood Pointe
99  3805 Crest-
wood Pkwy.......      O                 $  877   $ 8,771         $  --       $  877   $ 8,771    $ 9,648    $  457        1997
                                        ------   -------         ------      ------   -------    -------    ------
Total...........                        $  877   $ 8,771         $  --       $  877   $ 8,771    $ 9,648    $  457
                                        ------   -------         ------      ------   -------    -------    ------
Crestwood Pointe
99  3805 Crest-
wood Pkwy.......
Total...........

Peachtree Cor-
ners Technology
Center
100 3170 Reps
Miller Rd.......      D                 $  500   $ 2,448         $  --       $  500   $ 2,448    $ 2,948    $   72        1998
101 3180 Reps
Miller Rd.......      D                    500     1,875            --          500     1,875      2,375        36        1998
                                        ------   -------         ------      ------   -------    -------    ------
Total...........                        $1,000   $ 4,323         $  --       $1,000   $ 4,323    $ 5,323    $  108
                                        ------   -------         ------      ------   -------    -------    ------
Peachtree Cor-
ners Technology
Center
100 3170 Reps
Miller Rd.......
101 3180 Reps
Miller Rd.......
Total...........

River Green
102 3450 River
Green Ct........      D                 $  194   $   892         $   12      $  194   $   904    $ 1,098    $   95        1989
103 4800 River
Green Pkwy......      D                    152     1,150             14         152     1,164      1,316       122        1989
                                        ------   -------         ------      ------   -------    -------    ------
Total...........                        $  346   $ 2,042         $   26      $  346   $ 2,068    $ 2,414    $  217
                                        ------   -------         ------      ------   -------    -------    ------
River Green
102 3450 River
Green Ct........     1995
103 4800 River
Green Pkwy......     1995
Total...........

Other
Northeast/I-85-
Properties
104 1705 Belle
Meade Ct........      D                 $  277   $   953         $    7      $  277   $   960    $ 1,237    $  149        1988
105 4125 Buford
Hwy.............      B                    778     3,823             23         778     3,846      4,624       393        1995
106 6525-27
Jimmy Carter
Blvd............      D                    509     3,131             58         509     3,189      3,698       304        1983
107 3171 McCall
Dr..............      D                    112       385             21         112       406        518        63        1967
108 5300
Peachtree Indus-
trial Blvd......      R                    434     1,493            --          434     1,493      1,927       232        1966
Other
Northeast/I-85-
Properties
104 1705 Belle
Meade Ct........     1994
105 4125 Buford
Hwy.............
106 6525-27
Jimmy Carter
Blvd............     1996
107 3171 McCall
Dr..............     1994
108 5300
Peachtree Indus-
trial Blvd......     1994

                                                                    SCHEDULE III

                                                                                 Gross Amount at Which
                                            Initial Costs                     Carried at Close of Period
                                         ------------------- Cost Capitalized ---------------------------
Market/Business    Property   Related           Building and  Subsequent to          Building and         Accumulated
Park/Property      Type(1)  Encumbrances  Land  Improvements   Acquisition     Land  Improvements  Total  Depreciation
------------------ -------- ------------ ------ ------------ ---------------- ------ ------------ ------- ------------
 109 5755
 Peachtree Indus-
 trial Blvd.......     O                 $  800   $ 4,020          $--        $  800   $ 4,020    $ 4,820    $  190
 110 5765
 Peachtree Indus-
 trial Blvd.......     D                    521     3,248            13          521     3,261      3,782       146
 111 5775
 Peachtree Indus-
 trial Blvd.......     D                    521     2,382           128          521     2,510      3,031       113
 112 4280 North-
 east Expressway..     B                    534     1,838             2          534     1,840      2,374       287
                     ---        ---      ------   -------          ----       ------   -------    -------    ------
  Total...........                       $4,486   $21,273          $252       $4,486   $21,525    $26,011    $1,877
                     ---        ---      ------   -------          ----       ------   -------    -------    ------
Market/Business        Year        Year
Park/Property      Developed(2) Acquired(3)
------------------ ------------ -----------
 109 5755
 Peachtree Indus-
 trial Blvd.......     1997
 110 5765
 Peachtree Indus-
 trial Blvd.......     1997
 111 5775
 Peachtree Indus-
 trial Blvd.......     1997
 112 4280 North-
 east Expressway..     1962        1994
                   ------------ -----------
  Total...........
                   ------------ -----------

North Central
Submarket
North Central
Submarket

Northmeadow
 113 11835
 Alpharetta Hwy...     O                 $  524   $ 1,396          $142       $  524   $ 1,538    $ 2,062    $  205
 114 1400 Hembree
 Rd...............     S                    545     3,092           --           545     3,092      3,637       --
 115 1100
 Northmeadow
 Pkwy.............     S                    552     3,178           179          552     3,357      3,909       405
 116 1125
 Northmeadow
 Pkwy.............     D                    320     2,222            77          320     2,299      2,619       270
 117 1150
 Northmeadow
 Pkwy.............     D                    464     2,963             6          464     2,969      3,433       346
 118 1175
 Northmeadow
 Pkwy.............     D                    328     3,068            58          328     3,126      3,454       411
 119 1225
 Northmeadow
 Pkwy.............     S                    336     3,286            47          336     3,333      3,669       397
 120 1250
 Northmeadow
 Pkwy.............     D                    312     2,328             7          312     2,335      2,647       275
 121 1325
 Northmeadow
 Pkwy.............     S                    472     4,491           160          472     4,651      5,123       579
 122 1335
 Northmeadow
 Pkwy.............     S                    946     6,347           --           946     6,347      7,293       212
 123 1350
 Northmeadow
 Pkwy.............     D                    672     2,556            15          672     2,571      3,243       301
 124 11390 Old
 Roswell Rd.......     S                    530     3,245           --           530     3,245      3,775        82
                     ---        ---      ------   -------          ----       ------   -------    -------    ------
  Total...........                       $6,001   $38,172          $691       $6,001   $38,863    $44,864    $3,483
                     ---        ---      ------   -------          ----       ------   -------    -------    ------
Northmeadow
 113 11835
 Alpharetta Hwy...     1994
 114 1400 Hembree
 Rd...............     1998
 115 1100
 Northmeadow
 Pkwy.............     1989        1995
 116 1125
 Northmeadow
 Pkwy.............     1987        1995
 117 1150
 Northmeadow
 Pkwy.............     1988        1995
 118 1175
 Northmeadow
 Pkwy.............     1987        1995
 119 1225
 Northmeadow
 Pkwy.............     1989        1995
 120 1250
 Northmeadow
 Pkwy.............     1989        1995
 121 1325
 Northmeadow
 Pkwy.............     1990        1995
 122 1335
 Northmeadow
 Pkwy.............     1997
 123 1350
 Northmeadow
 Pkwy.............     1994
 124 11390 Old
 Roswell Rd.......     1997
                   ------------ -----------
  Total...........
                   ------------ -----------

Hembree Park
 125 105 Hembree
 Park Dr..........     D                 $  288   $ 2,067          $ 77       $  288   $ 2,144    $ 2,432    $  267
 126 150 Hembree
 Park Dr..........     D                    641     2,015           224          824     2,056      2,880       257
 127 200 Hembree
 Park Dr..........     D                    160     1,978           152          160     2,130      2,290       254
 128 250 Hembree
 Park Dr..........     D                    686     4,466           --           686     4,466      5,152       120
 129 645 Hembree
 Pkwy.............     D                    248     1,997           159          248     2,156      2,404       276
 130 655 Hembree
 Pkwy.............     D                    248     1,997            51          248     2,048      2,296       275
 131 660 Hembree
 Pkwy.............     D                    785     4,597           --           785     4,597      5,382        55
                     ---        ---      ------   -------          ----       ------   -------    -------    ------
  Total...........                       $3,056   $19,117          $663       $3,239   $19,597    $22,836    $1,504
                     ---        ---      ------   -------          ----       ------   -------    -------    ------
Hembree Park
 125 105 Hembree
 Park Dr..........     1988        1995
 126 150 Hembree
 Park Dr..........     1985        1995
 127 200 Hembree
 Park Dr..........     1985        1995
 128 250 Hembree
 Park Dr..........     1996
 129 645 Hembree
 Pkwy.............     1986        1995
 130 655 Hembree
 Pkwy.............     1986        1995
 131 660 Hembree
 Pkwy.............     1998
                   ------------ -----------
  Total...........
                   ------------ -----------

Hembree Crest
 132 11415 Old
 Roswell Rd.......     B                 $  648   $ 1,947          $ 51       $  648   $ 1,998    $ 2,646    $  255
 133 11800 Wills
 Rd...............     D                    304     1,570           109          304     1,679      1,983       245
 134 11810 Wills
 Rd...............     D                    296     2,180             2          296     2,182      2,478       255
 135 11820 Wills
 Rd...............     D                    488     3,793            75          488     3,868      4,356       463
                     ---        ---      ------   -------          ----       ------   -------    -------    ------
  Total...........                       $1,736   $ 9,490          $237       $1,736   $ 9,727    $11,463    $1,218
                     ---        ---      ------   -------          ----       ------   -------    -------    ------
Mansell Commons
 136 993 Mansell
 Rd...............     D                 $  136   $   919          $ 47       $  136   $   966    $ 1,102    $  123
 137 995 Mansell
 Rd...............     D                     80       714            32           80       746        826       100
Hembree Crest
 132 11415 Old
 Roswell Rd.......     1991        1995
 133 11800 Wills
 Rd...............     1987        1995
 134 11810 Wills
 Rd...............     1987        1995
 135 11820 Wills
 Rd...............     1987        1995
                   ------------ -----------
  Total...........
                   ------------ -----------
Mansell Commons
 136 993 Mansell
 Rd...............     1987        1995
 137 995 Mansell
 Rd...............     1987        1995

                                                                    SCHEDULE III

                                                                                 Gross Amount at Which
                                            Initial Costs                     Carried at Close of Period
                                         ------------------- Cost Capitalized ---------------------------
Market/Business    Property   Related           Building and  Subsequent to          Building and         Accumulated
Park/Property      Type(1)  Encumbrances  Land  Improvements   Acquisition     Land  Improvements  Total  Depreciation
---------------    -------- ------------ ------ ------------ ---------------- ------ ------------ ------- ------------
 138 997 Mansell
 Rd...............     D                 $   72   $   612         $   7       $   72   $   619    $   691    $   75
 139 999 Mansell
 Rd...............     D                    104       816             5          104       821        925        95
 140 1003 Mansell
 Rd...............     D                    136       881           167          136     1,048      1,184       179
 141 1005 Mansell
 Rd...............     D                     72       714            26           72       740        812        97
 142 1007 Mansell
 Rd...............     D                    168     1,592            22          168     1,614      1,782       201
 143 1009 Mansell
 Rd...............     S                    264     1,620            21          264     1,641      1,905       191
 144 1011 Mansell
 Rd...............     S                    256     1,647            29          256     1,676      1,932       199
                                         ------   -------         -----       ------   -------    -------    ------
  Total...........                       $1,288   $ 9,515         $ 356       $1,288   $ 9,871    $11,159    $1,260
                                         ------   -------         -----       ------   -------    -------    ------
Market/Business        Year        Year
Park/Property      Developed(2) Acquired(3)
---------------    ------------ -----------
 138 997 Mansell
 Rd...............     1987        1995
 139 999 Mansell
 Rd...............     1987        1995
 140 1003 Mansell
 Rd...............     1990        1995
 141 1005 Mansell
 Rd...............     1990        1995
 142 1007 Mansell
 Rd...............     1990        1995
 143 1009 Mansell
 Rd...............     1986        1995
 144 1011 Mansell
 Rd...............     1984        1995
  Total...........

Northwinds Pointe
 145 2550
 Northwinds
 Pkwy.............     O                 $2,271   $12,991         $ --        $2,271   $12,991    $15,262    $  119
 146 2555
 Northwinds
 Pkwy.............     O                  1,813     5,977           --         1,813     5,977      7,790       285
                                         ------   -------         -----       ------   -------    -------    ------
  Total...........                       $4,084   $18,968         $ --        $4,084   $18,968    $23,052    $  404
                                         ------   -------         -----       ------   -------    -------    ------
Northwinds Pointe
 145 2550
 Northwinds
 Pkwy.............     1998
 146 2555
 Northwinds
 Pkwy.............     1997
  Total...........

Brookside Office
Park
 147 3925
 Brookside Pkwy...     O                 $1,269   $ 9,689         $ --        $1,269   $ 9,689    $10,958    $   97
                                         ------   -------         -----       ------   -------    -------    ------
  Total...........                       $1,269   $ 9,689         $ --        $1,269   $ 9,689    $10,958    $   97
                                         ------   -------         -----       ------   -------    -------    ------
Brookside Office
Park
 147 3925
 Brookside Pkwy...     1998
  Total...........

Other North Cen-
tral Properties
 148 10745
 Westside Pkwy....     O                 $  925   $ 3,513         $  79       $  925   $ 3,592    $ 4,517    $  418
 149 7250 McGinnis
 Ferry Rd.........     D                    498     3,712             6          498     3,718      4,216       310
                                         ------   -------         -----       ------   -------    -------    ------
  Total...........                       $1,423   $ 7,225         $  85       $1,423   $ 7,310    $ 8,733    $  728
                                         ------   -------         -----       ------   -------    -------    ------
Other North Cen-
tral Properties
 148 10745
 Westside Pkwy....     1995
 149 7250 McGinnis
 Ferry Rd.........     1996
  Total...........

Airport/South At-
lanta Submarket
Airport/South At-
lanta Submarket

Southridge
 150 5025 Derrick
 Jones Rd.........     D                 $  647   $ 3,598         $ --        $  647   $ 3,598    $ 4,245    $  178
 151 5099
 Southridge
 Pkwy.............     D                    306     1,053           139          306     1,192      1,498       218
 152 5136
 Southridge
 Pkwy.............     D                    480     1,653           132          480     1,785      2,265       288
 153 5139
 Southridge
 Pkwy.............     D                    465     1,601            13          465     1,614      2,079       252
 154 5149
 Southridge
 Pkwy.............     D                    816     3,384            43          816     3,427      4,243       345
 155 5156
 Southridge
 Pkwy.............     D                    676     2,330            17          676     2,347      3,023       365
 156 5159
 Southridge
 Pkwy.............     D                    454     2,989           --           454     2,989      3,443         8
 157 5169
 Southridge
 Pkwy.............     D                    431     2,468            16          431     2,484      2,915       253
 158 5195
 Southridge
 Pkwy.............     D                    390     2,334           --           390     2,334      2,724        80
                                         ------   -------         -----       ------   -------    -------    ------
  Total...........                       $4,665   $21,410         $ 360       $4,665   $21,770    $26,435    $1,987
                                         ------   -------         -----       ------   -------    -------    ------
Southridge
 150 5025 Derrick
 Jones Rd.........     1997
 151 5099
 Southridge
 Pkwy.............     1990        1994
 152 5136
 Southridge
 Pkwy.............     1990        1994
 153 5139
 Southridge
 Pkwy.............     1991        1994
 154 5149
 Southridge
 Pkwy.............     1990        1994
 155 5156
 Southridge
 Pkwy.............     1992        1994
 156 5159
 Southridge
 Pkwy.............     1998        1998
 157 5169
 Southridge
 Pkwy.............     1994
 158 5195
 Southridge
 Pkwy.............     1997
  Total...........

Sullivan Interna-
tional
 159 703 Sullivan
 Rd...............     D                 $  225   $   781         $ 213       $  225   $   994    $ 1,219    $  146
 160 721 Sullivan
 Rd...............     D                    242       834            43          242       877      1,119       141
Sullivan Interna-
tional
 159 703 Sullivan
 Rd...............     1990        1994
 160 721 Sullivan
 Rd...............     1991        1994

                                                                    SCHEDULE III

                                                                                  Gross Amount at Which
                                             Initial Costs                     Carried at Close of Period
                                          ------------------- Cost Capitalized ---------------------------
Market/Business     Property   Related           Building and  Subsequent to          Building and         Accumulated
Park/Property       Type(1)  Encumbrances  Land  Improvements   Acquisition     Land  Improvements  Total  Depreciation
---------------     -------- ------------ ------ ------------ ---------------- ------ ------------ ------- ------------
 161 727 Sullivan
 Rd...............      D                 $  260   $   898         $  29       $  260   $   927    $ 1,187    $  150
 162 739 Sullivan
 Rd...............      D                    226       778            13          226       791      1,017       124
                                          ------   -------         -----       ------   -------    -------    ------
  Total...........                        $  953   $ 3,291         $ 298       $  953   $ 3,589    $ 4,542    $  561
                                          ------   -------         -----       ------   -------    -------    ------
Market/Business         Year        Year
Park/Property       Developed(2) Acquired(3)
---------------     ------------ -----------
 161 727 Sullivan
 Rd...............      1988        1994
 162 739 Sullivan
 Rd...............      1989        1994
  Total...........

Liberty Distribu-
tion Center
 163 120 Declara-
 tion Dr..........      B                 $  615   $ 6,244         $ --        $  615   $ 6,244    $ 6,859    $  211
                                          ------   -------         -----       ------   -------    -------    ------
  Total...........                        $  615   $ 6,244         $ --        $  615   $ 6,244    $ 6,859    $  211
                                          ------   -------         -----       ------   -------    -------    ------
Liberty Distribu-
tion Center
 163 120 Declara-
 tion Dr..........      1997
  Total...........

Other
Airport/South At-
lanta Properties
 164 105 Kings
 Mill Rd..........      B        (a)      $  457   $ 4,951         $ --        $  457   $ 4,951    $ 5,408    $  555
                                          ------   -------         -----       ------   -------    -------    ------
  Total...........                        $  457   $ 4,951         $ --        $  457   $ 4,951    $ 5,408    $  555
                                          ------   -------         -----       ------   -------    -------    ------
Other
Airport/South At-
lanta Properties
 164 105 Kings
 Mill Rd..........      1994
  Total...........

Northwest/I-75
Submarket
Northwest/I-75
Submarket

Town Point
 165 3240 Town
 Point Dr.........      D                 $1,092   $ 4,199         $  90       $1,092   $ 4,289    $ 5,381    $  255
 166 3330 West
 Town Point Dr....      D                    551     1,551           375          551     1,926      2,477       302
 167 3350 West
 Town Point Dr....      D                    434     2,214             2          434     2,216      2,650       201
                                          ------   -------         -----       ------   -------    -------    ------
  Total...........                        $2,077   $ 7,964         $ 467       $2,077   $ 8,431    $10,508    $  758
                                          ------   -------         -----       ------   -------    -------    ------
Town Point
 165 3240 Town
 Point Dr.........      1997
 166 3330 West
 Town Point Dr....      1994
 167 3350 West
 Town Point Dr....      1995
  Total...........

Northwest Business
Center
 168 1331-37-41-51
 Capital Circle...      S                 $  558   $ 4,443         $ 109       $  558   $ 4,552    $ 5,110    $  437
 169 1335 Capital
 Circle...........      S                    416     1,704            54          416     1,758      2,174       166
 170 2220 North-
 west Pkwy........      S        (y)         483     2,969           --           483     2,969      3,452        44
 171 2225 North-
 west Pkwy........      S        (y)         327     2,050           --           327     2,050      2,377        30
 172 2250 North-
 west Pkwy........      D                    320     2,223            18          320     2,241      2,561       132
 173 2252 North-
 west Pkwy........      S                     92       759             9           92       768        860        44
 174 2254 North-
 west Pkwy........      S                    175     1,442             4          175     1,446      1,621        80
 175 2256 North-
 west Pkwy........      S                     85       702           --            85       702        787        41
 176 2258 North-
 west Pkwy........      S                     47       388             9           47       397        444        22
 177 2260 North-
 west Pkwy........      S                    294     2,436            67          294     2,503      2,797       150
 178 2262 North-
 west Pkwy........      S                    161     1,333            39          161     1,372      1,533        81
 179 2264 North-
 west Pkwy........      D                    353     2,104             9          353     2,113      2,466       144
                                          ------   -------         -----       ------   -------    -------    ------
  Total...........                        $3,311   $22,553         $ 318       $3,311   $22,871    $26,182    $1,371
                                          ------   -------         -----       ------   -------    -------    ------
Northwest Business
Center
 168 1331-37-41-51
 Capital Circle...      1985        1996
 169 1335 Capital
 Circle...........      1985        1996
 170 2220 North-
 west Pkwy........      1988        1998
 171 2225 North-
 west Pkwy........      1988        1998
 172 2250 North-
 west Pkwy........      1982        1997
 173 2252 North-
 west Pkwy........      1982        1997
 174 2254 North-
 west Pkwy........      1982        1997
 175 2256 North-
 west Pkwy........      1982        1997
 176 2258 North-
 west Pkwy........      1982        1997
 177 2260 North-
 west Pkwy........      1982        1997
 178 2262 North-
 west Pkwy........      1982        1997
 179 2264 North-
 west Pkwy........      1982        1997
  Total...........

Franklin Forest
 180 805 Franklin
 Ct...............      D                 $  313   $ 1,638         $  32       $  313   $ 1,670    $ 1,983    $   99
 181 810 Franklin
 Ct...............      S                    255     1,414            27          255     1,441      1,696        84
 182 811 Livings-
 ton Ct...........      S                    193     1,089             2          193     1,091      1,284        66
 183 821 Livings-
 ton Ct...........      S                    145       803            44          145       847        992        49
 184 825 Franklin
 Ct...............      D                    358     2,261           --           358     2,261      2,619       142
Franklin Forest
 180 805 Franklin
 Ct...............      1983        1997
 181 810 Franklin
 Ct...............      1983        1997
 182 811 Livings-
 ton Ct...........      1983        1997
 183 821 Livings-
 ton Ct...........      1983        1997
 184 825 Franklin
 Ct...............      1983        1997

                                                                    SCHEDULE III

                                                                                   Gross Amount at which
                                            Initial Costs                       Carried at Close of Period
                                         -------------------- Cost Capitalized -----------------------------
Market/Business    Property   Related            Building and  Subsequent to           Building and          Accumulated
Park/Property      Type(1)  Encumbrances  Land   Improvements   Acquisition     Land   Improvements  Total   Depreciation
---------------    -------- ------------ ------- ------------ ---------------- ------- ------------ -------- ------------
 185 830 Franklin
 Ct...............     S                 $   133   $    740       $   --       $   133   $    740   $    873   $    41
 186 835 Franklin
 Ct...............     D                     393      2,461            41          393      2,502      2,895       148
 187 840 Franklin
 Ct...............     D                     242      1,855             2          242      1,857      2,099       103
 188 841 Livings-
 ton Ct...........     D                     275      1,855             2          275      1,857      2,132       104
                                         -------   --------       -------      -------   --------   --------   -------
  Total...........                       $ 2,307   $ 14,116       $   150      $ 2,307   $ 14,266   $ 16,573   $   836
                                         -------   --------       -------      -------   --------   --------   -------
Market/Business        Year        Year
Park/Property      Developed(2) Acquired(3)
---------------    ------------ -----------
 185 830 Franklin
 Ct...............     1983        1997
 186 835 Franklin
 Ct...............     1983        1997
 187 840 Franklin
 Ct...............     1983        1997
 188 841 Livings-
 ton Ct...........     1983        1997
  Total...........

Other Northwest/
I-75 Properties
 189 240
 Northpoint
 Pkwy.............     B                 $   822   $  4,912       $    22      $   822   $  4,934   $  5,756   $   409
                                         -------   --------       -------      -------   --------   --------   -------
  Total...........                       $   822   $  4,912       $    22      $   822   $  4,934   $  5,756   $   409
                                         -------   --------       -------      -------   --------   --------   -------
Other Northwest/
I-75 Properties
 189 240
 Northpoint
 Pkwy.............     1995
  Total...........

Stone Mountain
Submarket
Stone Mountain
Submarket

Park North
 190 675 Parknorth
 Blvd.............     D                 $   611   $  2,743       $   108      $   611   $  2,851   $  3,462   $   389
 191 696 Parknorth
 Blvd.............     D                     532      2,748            20          532      2,768      3,300       336
 192 715 Parknorth
 Blvd.............     D                     375      2,118             8          375      2,126      2,501       259
 193 735 Parknorth
 Blvd.............     D                     709      3,155            58          709      3,213      3,922       416
 194 736 Parknorth
 Blvd.............     S                     627      1,023            67          627      1,090      1,717       145
 195 780 Parknorth
 Blvd.............     D                     328      1,847            58          328      1,905      2,233       232
 196 808 Parknorth
 Blvd.............     S                     162        608             6          162        614        776        74
 197 815 Parknorth
 Blvd.............     S                     249        983             6          249        989      1,238       121
                                         -------   --------       -------      -------   --------   --------   -------
  Total...........                       $ 3,593   $ 15,225       $   331      $ 3,593   $ 15,556   $ 19,149   $ 1,972
                                         -------   --------       -------      -------   --------   --------   -------
Park North
 190 675 Parknorth
 Blvd.............     1990        1995
 191 696 Parknorth
 Blvd.............     1986        1995
 192 715 Parknorth
 Blvd.............     1989        1995
 193 735 Parknorth
 Blvd.............     1989        1995
 194 736 Parknorth
 Blvd.............     1992        1995
 195 780 Parknorth
 Blvd.............     1988        1995
 196 808 Parknorth
 Blvd.............     1986        1995
 197 815 Parknorth
 Blvd.............     1989        1995
  Total...........

Chattahoochee
Submarket
Chattahoochee
Submarket

Other Chattahoo-
chee Properties
 198 1670 DeFoors
 Ave..............     D                 $    82   $    660       $   963      $    82   $  1,623   $  1,705   $   924
                                         -------   --------       -------      -------   --------   --------   -------
  Total...........                       $    82   $    660       $   963      $    82   $  1,623   $  1,705   $   924
                                         -------   --------       -------      -------   --------   --------   -------
Other Chattahoo-
chee Properties
 198 1670 DeFoors
 Ave..............     1960        1989
  Total...........

TOTAL ATLANTA,
GEORGIA...........                       $75,681   $453,644       $37,191      $76,016   $490,500   $566,516   $68,869
                                         -------   --------       -------      -------   --------   --------   -------
NASHVILLE,
TENNESSEE
Airpark Business
Center
 199 400 Airpark
 Center Dr. ......     S       (i)(j)    $   419   $  1,679       $    45      $   419   $  1,724   $  2,143   $   155
 200 500 Airpark
 Center Dr. ......     D       (i)(j)        923      3,697           102          923      3,799      4,722       323
 201 600 Airpark
 Center Dr. ......     D       (i)(j)        729      2,918            73          729      2,991      3,720       270
 202 700 Airpark
 Center Dr. ......     D       (i)(j)        801      3,286             3          801      3,289      4,090       283
 203 800 Airpark
 Center Dr. ......     D          (k)        924      3,701           210          924      3,911      4,835       344
 204 900 Airpark
 Center Dr. ......     D          (k)        798      3,193             1          798      3,194      3,992       277
 205 1000 Airpark
 Center Dr. ......     D                   1,300      7,367            24        1,300      7,391      8,691       312
TOTAL ATLANTA,
GEORGIA...........
NASHVILLE,
TENNESSEE
Airpark Business
Center
 199 400 Airpark
 Center Dr. ......     1989        1996
 200 500 Airpark
 Center Dr. ......     1988        1996
 201 600 Airpark
 Center Dr. ......     1990        1996
 202 700 Airpark
 Center Dr. ......     1992        1996
 203 800 Airpark
 Center Dr. ......     1995        1996
 204 900 Airpark
 Center Dr. ......     1995        1996
 205 1000 Airpark
 Center Dr. ......     1997        1997

                                                                    SCHEDULE III

                                                                                   Gross Amount at which
                                            Initial Costs                       Carried at Close of Period
                                         -------------------- Cost Capitalized -----------------------------
Market/Business    Property   Related            Building and  Subsequent to           Building and          Accumulated
Park/Property      Type(1)  Encumbrances  Land   Improvements   Acquisition     Land   Improvements  Total   Depreciation
---------------    -------- ------------ ------- ------------ ---------------- ------- ------------ -------- ------------
 206 1400 Donelson
 Pike.............     S       (i)(j)    $ 1,276   $  5,076        $  --       $ 1,276   $  5,076   $  6,352    $  436
 207 1410 Donelson
 Pike.............     S       (i)(j)      1,411      5,696           273        1,411      5,969      7,380       548
 208 1411-1449
 Donelson Pike....     B                   1,308      7,412             3        1,308      7,415      8,723       290
 209 1413 Donelson
 Pike                  B          (l)        549      2,196             1          549      2,197      2,746       190
 210 1420 Donelson
 Pike.............     S       (i)(j)      1,331      5,346           174        1,331      5,520      6,851       516
 211 5270 Harding
 Place............     B          (l)        535      2,143           --           535      2,143      2,678       186
                                         -------   --------        ------      -------   --------   --------    ------
  Total...........                       $12,304   $ 53,710        $  909      $12,304   $ 54,619   $ 66,923    $4,130
                                         -------   --------        ------      -------   --------   --------    ------
Brentwood South
Business Center
 212 7104
 Crossroad
 Blvd. ...........     D          (g)    $ 1,065   $  4,272        $   12      $ 1,065   $  4,284   $  5,349    $  382
 213 7106
 Crossroad
 Blvd. ...........     D          (g)      1,065      4,266            43        1,065      4,309      5,374       375
 214 7108
 Crossroad
 Blvd. ...........     D          (g)        848      3,396            37          848      3,433      4,281       297
 215 119 Seaboard
 Lane.............     D          (h)        569      2,280           --           569      2,280      2,849       198
 216 121 Seaboard
 Lane.............     D          (f)        445      1,784           --           445      1,784      2,229       155
 217 123 Seaboard
 Lane.............     D          (f)        489      1,956           --           489      1,956      2,445       169
                                         -------   --------        ------      -------   --------   --------    ------
  Total...........                       $ 4,481   $ 17,954        $   92      $ 4,481   $ 18,046   $ 22,527    $1,576
                                         -------   --------        ------      -------   --------   --------    ------
Aspen Grove
Business Center
 218 277 Mallory
 Station Rd. .....     D                 $   936   $  5,324        $  138      $   936   $  5,462   $  6,398    $  328
 219 320 Premier
 Ct. .............     D                   1,151      6,521           --         1,151      6,521      7,672        74
 220 416 Mary
 Lindsey Polk Dr..     D                     943      5,343           --           943      5,343      6,286        57
                                         -------   --------        ------      -------   --------   --------    ------
  Total...........                       $ 3,030   $ 17,188        $  138      $ 3,030   $ 17,326   $ 20,356    $  459
                                         -------   --------        ------      -------   --------   --------    ------
Four-Forty
Business Center...
 221 731-759
 Melrose Ave......     B                 $   938   $  5,318        $   23      $   938   $  5,341   $  6,279    $  335
 222 736-782
 Melrose Ave. ....     D                   1,521      5,447           --         1,521      5,447      6,968        90
                                         -------   --------        ------      -------   --------   --------    ------
  Total...........                       $ 2,459   $ 10,765        $   23      $ 2,459   $ 10,788   $ 13,247    $  425
                                         -------   --------        ------      -------   --------   --------    ------
Metro Center
 223 545
 Mainstream Dr. ..     O          (z)    $   847   $  4,890         $ --       $   847   $  4,890   $  5,737    $  139
 224 566
 Mainstream Dr. ..     B                     454      2,590           --           454      2,590      3,044        72
 225 621
 Mainstream Dr. ..     S                     428      2,434           --           428      2,434      2,862        61
                                         -------   --------        ------      -------   --------   --------    ------
 Total............                       $ 1,729   $  9,914         $ --       $ 1,729   $  9,914   $ 11,643    $  272
                                         -------   --------        ------      -------   --------   --------    ------
Royal Parkway
Center
 226 2501-2515
 Perimeter Park
 Dr...............     D                 $   734   $  4,992         $ --       $   734   $  4,992   $  5,726    $   68
 227 500-520 Royal
 Pkwy.............     S                     603      4,096           --           603      4,096      4,699        56
                                         -------   --------        ------      -------   --------   --------    ------
  Total...........                       $ 1,337   $  9,088         $ --       $ 1,337   $  9,088   $ 10,425    $  124
                                         -------   --------        ------      -------   --------   --------    ------
TOTAL NASHVILLE,
TENNESSEE.........                       $25,340   $118,619        $1,162      $25,340   $119,781   $145,121    $6,986
                                         -------   --------        ------      -------   --------   --------    ------
Market/Business        Year        Year
Park/Property      Developed(2) Acquired(3)
---------------    ------------ -----------
 206 1400 Donelson
 Pike.............     1986        1996
 207 1410 Donelson
 Pike.............     1986        1996
 208 1411-1449
 Donelson Pike....     1996        1997
 209 1413 Donelson
 Pike                  1996        1996
 210 1420 Donelson
 Pike.............     1985        1996
 211 5270 Harding
 Place............     1996        1996
  Total...........
Brentwood South
Business Center
 212 7104
 Crossroad
 Blvd. ...........     1987        1996
 213 7106
 Crossroad
 Blvd. ...........     1987        1996
 214 7108
 Crossroad
 Blvd. ...........     1989        1996
 215 119 Seaboard
 Lane.............     1990        1996
 216 121 Seaboard
 Lane.............     1990        1996
 217 123 Seaboard
 Lane.............     1990        1996
  Total...........
Aspen Grove
Business Center
 218 277 Mallory
 Station Rd. .....     1996        1997
 219 320 Premier
 Ct. .............     1996        1998
 220 416 Mary
 Lindsey Polk Dr..     1996        1998
  Total...........
Four-Forty
Business Center...
 221 731-759
 Melrose Ave......     1997        1997
 222 736-782
 Melrose Ave. ....     1997
  Total...........
Metro Center
 223 545
 Mainstream Dr. ..     1983        1988
 224 566
 Mainstream Dr. ..     1982        1998
 225 621
 Mainstream Dr. ..     1984        1998
 Total............
Royal Parkway
Center
 226 2501-2515
 Perimeter Park
 Dr...............     1990        1998
 227 500-520 Royal
 Pkwy.............     1990        1998
  Total...........
TOTAL NASHVILLE,
TENNESSEE.........

                                                                    SCHEDULE III

                                                                                  Gross Amount at Which
                                             Initial Costs                     Carried at Close of Period
                                          ------------------- Cost Capitalized ---------------------------
Market/Business     Property   Related           Building and  Subsequent to          Building and         Accumulated
Park/Property       Type(1)  Encumbrances  Land  Improvements   Acquisition     Land  Improvements  Total  Depreciation
---------------     -------- ------------ ------ ------------ ---------------- ------ ------------ ------- ------------
RESEARCH TRIANGLE,
NORTH CAROLINA
Perimeter Park
West
 228 1100
 Perimeter Park
 Dr. .............      S                 $  777   $ 4,588          $132       $  777   $ 4,720    $ 5,497   $   245
 229 1400
 Perimeter Park
 Dr. .............      O        (n)         666     3,777            25          666     3,802      4,468       394
 230 1500
 Perimeter Park
 Dr. .............      O                  1,148     6,511           --         1,148     6,511      7,659       670
 231 1600
 Perimeter Park
 Dr. .............      O        (r)       1,463     8,296             8        1,463     8,304      9,767       853
 232 1700
 Perimeter Park
 Dr. .............      O                    540     6,189           --           540     6,189      6,729       134
 233 1800
 Perimeter Park
 Dr. .............      O        (r)         907     5,140             8          907     5,148      6,055       529
 234 2000
 Perimeter Park
 Dr. .............      O                    787     4,466           196          787     4,662      5,449       208
 235 4025
 Paramount Pkwy...      O                    540    10,147           --           540    10,147     10,687        30
                                          ------   -------          ----       ------   -------    -------   -------
  Total...........                        $6,828   $49,114          $369       $6,828   $49,483    $56,311   $ 3,063
                                          ------   -------          ----       ------   -------    -------   -------
Perimeter Park
 236 100 Perimeter
 Park Dr. ........      S        (v)      $  477   $ 3,030          $ 51       $  477   $ 3,081    $ 3,558   $   161
 237 200 Perimeter
 Park Dr. ........      S                    567     3,048            36          567     3,084      3,651       160
 238 300 Perimeter
 Park Dr. ........      S        (v)         567     3,047            32          567     3,079      3,646       159
 239 400 Perimeter
 Park Dr. ........      S        (w)         486     4,051            41          486     4,092      4,578       212
 240 500 Perimeter
 Park Dr. ........      S        (v)         522     4,051            51          522     4,102      4,624       212
 241 800 Perimeter
 Park Dr. ........      S        (x)         405     3,048            34          405     3,082      3,487       159
 242 900 Perimeter
 Park Dr. ........      S        (m)         629     3,568            26          629     3,594      4,223       368
 243 1000
 Perimeter Park
 Dr. .............      S        (v)         405     2,667            24          405     2,691      3,096       144
                                          ------   -------          ----       ------   -------    -------   -------
  Total...........                        $4,058   $26,510          $295       $4,058   $26,805    $30,863   $ 1,575
                                          ------   -------          ----       ------   -------    -------   -------
Enterprise
Center............
 244 507 Airport
 Blvd. ...........      S        (r)      $1,327   $ 7,578          $145       $1,327   $ 7,723    $ 9,050   $   806
 245 5150 McCrim-
 mon Pkwy. .......      S                  1,739    11,796           --         1,739    11,796     13,535       109
 246 5151 McCrim-
 mon Pkwy. .......      S                  1,318     7,474             6        1,318     7,480      8,798       769
 247 2600 Perime-
 ter Park Dr. ....      S                    975     5,528           --           975     5,528      6,503       224
                                          ------   -------          ----       ------   -------    -------   -------
  Total...........                        $5,359   $32,376          $151       $5,359   $32,527    $37,886   $41,908
                                          ------   -------          ----       ------   -------    -------   -------
Metro Center
 248 2800
 Perimeter Park
 Dr. .............      D        (q)      $  777   $ 4,405          $141       $  777   $ 4,546    $ 5,323   $   479
 249 2900
 Perimeter Park
 Dr. .............      D        (q)         235     1,330            13          235     1,343      1,578       137
 250 3000
 Perimeter Park
 Dr. .............      D        (q)         482     2,733            21          482     2,754      3,236       282
                                          ------   -------          ----       ------   -------    -------   -------
  Total...........                        $1,494   $ 8,468          $175       $1,494   $ 8,643    $10,137   $   898
                                          ------   -------          ----       ------   -------    -------   -------
Woodlake Center
 251 100
 Innovation
 Ave. ............      D        (p)      $  633   $ 3,590          $ 14       $  633   $ 3,604    $ 4,237   $   370
 252 101
 Innovation
 Ave. ............      D        (u)         615     3,488           --           615     3,488      4,103       166
                                          ------   -------          ----       ------   -------    -------   -------
 Total............                        $1,248   $ 7,078          $ 14       $1,248   $ 7,092    $ 8,340   $   536
                                          ------   -------          ----       ------   -------    -------   -------
Market/Business         Year        Year
Park/Property       Developed(2) Acquired(3)
---------------     ------------ -----------
RESEARCH TRIANGLE,
NORTH CAROLINA
Perimeter Park
West
 228 1100
 Perimeter Park
 Dr. .............      1990        1997
 229 1400
 Perimeter Park
 Dr. .............      1991        1996
 230 1500
 Perimeter Park
 Dr. .............      1996        1996
 231 1600
 Perimeter Park
 Dr. .............      1994        1996
 232 1700
 Perimeter Park
 Dr. .............      1997
 233 1800
 Perimeter Park
 Dr. .............      1994        1996
 234 2000
 Perimeter Park
 Dr. .............      1997        1997
 235 4025
 Paramount Pkwy...      1998
  Total...........
Perimeter Park
 236 100 Perimeter
 Park Dr. ........      1987        1997
 237 200 Perimeter
 Park Dr. ........      1987        1997
 238 300 Perimeter
 Park Dr. ........      1986        1997
 239 400 Perimeter
 Park Dr. ........      1984        1997
 240 500 Perimeter
 Park Dr. ........      1985        1997
 241 800 Perimeter
 Park Dr. ........      1984        1997
 242 900 Perimeter
 Park Dr. ........      1982        1996
 243 1000
 Perimeter Park
 Dr. .............      1982        1997
  Total...........
Enterprise
Center............
 244 507 Airport
 Blvd. ...........      1993        1996
 245 5150 McCrim-
 mon Pkwy. .......      1998
 246 5151 McCrim-
 mon Pkwy. .......      1995        1996
 247 2600 Perime-
 ter Park Dr. ....      1997        1997
  Total...........
Metro Center
 248 2800
 Perimeter Park
 Dr. .............      1992        1996
 249 2900
 Perimeter Park
 Dr. .............      1990        1996
 250 3000
 Perimeter Park
 Dr. .............      1989        1996
  Total...........
Woodlake Center
 251 100
 Innovation
 Ave. ............      1994        1996
 252 101
 Innovation
 Ave. ............      1997        1997
 Total............

                                                                    SCHEDULE III

                                                                                   Gross Amount at Which
                                            Initial Costs                       Carried at Close of Period
                                         -------------------- Cost Capitalized -----------------------------
Market/Business    Property   Related            Building and  Subsequent to           Building and          Accumulated
Park/Property      Type(1)  Encumbrances  Land   Improvements   Acquisition     Land   Improvements  Total   Depreciation
---------------    -------- ------------ ------- ------------ ---------------- ------- ------------ -------- ------------
Research Triangle
Industrial Center
 253 409-A Airport
 Blvd. ...........     D         (w)     $   296   $  2,037        $    3      $   296   $  2,040   $  2,336   $   153
 254 409-B Airport
 Blvd. ...........     D         (w)         175      1,203             9          175      1,212      1,387        90
 255 409-C Airport
 Blvd. ...........     D         (w)         185      1,304            46          185      1,350      1,535       100
                                         -------   --------        ------      -------   --------   --------   -------
  Total...........                       $   656   $  4,544        $   58      $   656   $  4,602   $  5,258   $   343
                                         -------   --------        ------      -------   --------   --------   -------
Spring Forest
Business Center
 256 3100 Spring
 Forest Rd. ......     S                 $   616   $  3,611         $ --       $   616   $  3,611   $  4,227   $    69
 257 3200 Spring
 Forest Rd. ......     S                     561      4,270           --           561      4,270      4,831        80
                                         -------   --------        ------      -------   --------   --------   -------
  Total...........                       $ 1,177   $  7,881         $ --       $ 1,177   $  7,881   $  9,058   $   149
                                         -------   --------        ------      -------   --------   --------   -------
Interchange Plaza
 258 5520 Capital
 Center Dr. ......     O         (o)     $   842   $  4,772        $    1      $   842   $  4,773   $  5,615   $   491
 259 801 Jones
 Franklin Rd. ....     O         (t)       1,351      7,660             4        1,351      7,664      9,015       788
                                         -------   --------        ------      -------   --------   --------   -------
  Total...........                       $ 2,193   $ 12,432        $    5      $ 2,193   $ 12,437   $ 14,630   $ 1,279
                                         -------   --------        ------      -------   --------   --------   -------
Regency Forest
 260 4000 Regency
 Pkwy. ...........     O                 $ 1,230   $ 10,279         $ --       $ 1,230   $ 10,279   $ 11,509   $   274
                                         -------   --------        ------      -------   --------   --------   -------
  Total...........                       $ 1,230   $ 10,279         $ --       $ 1,230   $ 10,279   $ 11,509   $   274
                                         -------   --------        ------      -------   --------   --------   -------
Other Research
Triangle
Properties
 261 6501 Weston
 Pkwy. ...........     O         (s)     $ 1,775   $ 10,064        $    6      $ 1,775   $ 10,070   $ 11,845   $ 1,035
                                         -------   --------        ------      -------   --------   --------   -------
  Total...........                       $ 1,775   $ 10,064        $    6      $ 1,775   $ 10,070   $ 11,845   $ 1,035
                                         -------   --------        ------      -------   --------   --------   -------
  TOTAL RESEARCH
  TRIANGLE, NORTH
  CAROLINA........                       $26,018   $168,746        $1,073      $26,018   $169,819   $195,837   $11,060
                                         -------   --------        ------      -------   --------   --------   -------
MIAMI, FLORIDA
Beacon Centre
 262 1401-1419 NW
 84th Ave. .......     D        (cc)     $   914   $  4,834         $ --       $   914   $  4,834   $  5,748   $   167
 263 1600-1616 NW
 84th Ave. .......     D        (aa)         709      4,532           --           709      4,532      5,241       155
 264 1601-1629 NW
 84th Ave. .......     D        (cc)       1,180      6,292           --         1,180      6,292      7,472       220
 265 1701-1729 NW
 84th Ave. .......     D        (aa)       1,072      6,165           --         1,072      6,165      7,237       214
 266 1701-2085 NW
 87th Ave. .......     D        (cc)       1,965     15,763           --         1,965     15,763     17,728       528
 267 1850 NW 84th
 Ave. ............     D        (bb)         845      5,452           --           845      5,452      6,297       188
 268 1900-1924 NW
 84th Ave. .......     S        (bb)         469      3,942           --           469      3,942      4,411       135
 269 2000 NW 84th
 Ave. ............     D        (aa)         893      7,742           --           893      7,742      8,635       261
 270 2001-2023 NW
 84th Ave. .......     D        (aa)         883      5,822           --           883      5,822      6,705       203
 271 2101-2119 NW
 84th Ave. .......     D        (bb)         753      3,685           --           753      3,685      4,438       132
 272 2105-2153 NW
 86th Ave. .......     D        (cc)         853      5,457           --           853      5,457      6,310       188
Market/Business        Year        Year
Park/Property      Developed(2) Acquired(3)
---------------    ------------ -----------
Research Triangle
Industrial Center
 253 409-A Airport
 Blvd. ...........     1982        1997
 254 409-B Airport
 Blvd. ...........     1983        1997
 255 409-C Airport
 Blvd. ...........     1986        1997
  Total...........
Spring Forest
Business Center
 256 3100 Spring
 Forest Rd. ......     1992        1998
 257 3200 Spring
 Forest Rd. ......     1986        1998
  Total...........
Interchange Plaza
 258 5520 Capital
 Center Dr. ......     1993        1996
 259 801 Jones
 Franklin Rd. ....     1995        1996
  Total...........
Regency Forest
 260 4000 Regency
 Pkwy. ...........     1997        1998
  Total...........
Other Research
Triangle
Properties
 261 6501 Weston
 Pkwy. ...........     1996        1996
  Total...........
  TOTAL RESEARCH
  TRIANGLE, NORTH
  CAROLINA........
MIAMI, FLORIDA
Beacon Centre
 262 1401-1419 NW
 84th Ave. .......     1995        1998
 263 1600-1616 NW
 84th Ave. .......     1992        1998
 264 1601-1629 NW
 84th Ave. .......     1993        1998
 265 1701-1729 NW
 84th Ave. .......     1992        1998
 266 1701-2085 NW
 87th Ave. .......     1992        1998
 267 1850 NW 84th
 Ave. ............     1989        1998
 268 1900-1924 NW
 84th Ave. .......     1990        1998
 269 2000 NW 84th
 Ave. ............     1989        1998
 270 2001-2023 NW
 84th Ave. .......     1992        1998
 271 2101-2119 NW
 84th Ave. .......     1989        1998
 272 2105-2153 NW
 86th Ave. .......     1993        1998

                                                                    SCHEDULE III

                                                                                    Gross Amount at Which
                                             Initial Costs                       Carried at Close of Period
                                          -------------------- Cost Capitalized -----------------------------
Market/Business     Property   Related            Building and  Subsequent to           Building and          Accumulated
Park/Property       Type(1)  Encumbrances  Land   Improvements   Acquisition     Land   Improvements  Total   Depreciation
---------------     -------- ------------ ------- ------------ ---------------- ------- ------------ -------- ------------
 273 2250 NW 84th
 Ave. .............     S        (cc)     $   453   $  3,668        $ --        $   453   $  3,668   $  4,121    $  117
 274 8323 NW 12th
 St. ..............   O/R        (bb)       1,498      9,078          --          1,498      9,078     10,576       344
 275 8400 NW 25th
 St. ..............     D                   2,045     11,921          --          2,045     11,921     13,966       401
 276 8400-8416 NW
 17th St. .........     D        (bb)         709      4,109          --            709      4,109      4,818       143
 277 8401 NW 17th
 St. ..............     D        (cc)         479      3,714          --            479      3,714      4,193       118
 278 8491 NW 17th
 St. ..............     S        (bb)         469      3,523          --            469      3,523      3,992       112
 279 8500 NW 17th
 St. ..............     D                     759      3,912          --            759      3,912      4,671       138
 280 8501 NW 17th
 St. ..............     D        (cc)       1,965     12,232          --          1,965     12,232     14,197       421
 281 8530 NW 23rd
 St. ..............     D        (cc)         861      5,474          --            861      5,474      6,335       187
 282 8550 NW 17th
 St. ..............     D                     703      4,243          --            703      4,243      4,946       146
 283 8575 NW 13th
 Terrace...........     R                   3,480      6,179          --          3,480      6,179      9,659       235
 284 8600 NW 17th
 St. ..............     O                     723      9,829          --            723      9,829     10,552       324
 285 1695 NW 87th
 Ave. (Ground
 Lease)............     R        (bb)         300        --           --            300        --         300       --
 286 8695 NW 12th
 St. (Ground
 Lease)............     R        (bb)         202        --           --            202        --         202       --
 287 8695 NW 13th
 Terrace (Ground
 Lease)............     R        (bb)         196        --           --            196        --         196       --
 288 8696 NW 13th
 Terrace (Ground
 Lease)............     R        (bb)         256        --           --            256        --         256       --
                                          -------   --------        -----       -------   --------   --------    ------
 Total.............                       $25,634   $147,568        $ --        $25,634   $147,568   $173,202    $5,077
                                          -------   --------        -----       -------   --------   --------    ------
   TOTAL MIAMI,
   FLORIDA.........                       $25,634   $147,568        $ --        $25,634   $147,568   $173,202    $5,077
                                          -------   --------        -----       -------   --------   --------    ------
DALLAS/FT. WORTH,
TEXAS
Freeport North
 289 600 South
 Royal Ln..........     B                 $ 1,644   $  9,396        $ --        $ 1,644   $  9,396   $ 11,040    $  213
                                          -------   --------        -----       -------   --------   --------    ------
  Total............                       $ 1,644   $  9,396        $ --        $ 1,644   $  9,396   $ 11,040    $  213
                                          -------   --------        -----       -------   --------   --------    ------
Northgate
International
 290 3101 Marquis
 Dr................     B                 $   790   $  4,516        $ --        $   790   $  4,516   $  5,306    $  106
 291 3102 Miller
 Park Dr. South....     B                   1,401      7,992          --          1,401      7,992      9,393       190
                                          -------   --------        -----       -------   --------   --------    ------
  Total............                       $ 2,191   $ 12,508        $ --        $ 2,191   $ 12,508   $ 14,699    $  296
                                          -------   --------        -----       -------   --------   --------    ------
Water's Ridge
 292 1550 Lakeway
 Dr. ..............     B                 $ 1,324   $  7,550        $ --        $ 1,324   $  7,550   $  8,874    $  166
 293 501 East
 Corporate Dr. ....     B                     965      5,506          --            965      5,506      6,471       124
                                          -------   --------        -----       -------   --------   --------    ------
  Total............                       $ 2,289   $ 13,056        $ --        $ 2,289   $ 13,056   $ 15,345    $  290
                                          -------   --------        -----       -------   --------   --------    ------
  TOTAL DALLAS/FT.
  WORTH, TEXAS.....                       $ 6,124   $ 34,960        $ --        $ 6,124   $ 34,960   $ 41,084    $  799
                                          -------   --------        -----       -------   --------   --------    ------
Market/Business         Year        Year
Park/Property       Developed(2) Acquired(3)
---------------     ------------ -----------
 273 2250 NW 84th
 Ave. .............     1994        1998
 274 8323 NW 12th
 St. ..............     1991        1998
 275 8400 NW 25th
 St. ..............     1997        1998
 276 8400-8416 NW
 17th St. .........     1991        1998
 277 8401 NW 17th
 St. ..............     1993        1998
 278 8491 NW 17th
 St. ..............     1990        1998
 279 8500 NW 17th
 St. ..............     1995        1998
 280 8501 NW 17th
 St. ..............     1995        1998
 281 8530 NW 23rd
 St. ..............     1994        1998
 282 8550 NW 17th
 St. ..............     1995        1998
 283 8575 NW 13th
 Terrace...........     1993        1998
 284 8600 NW 17th
 St. ..............     1993        1998
 285 1695 NW 87th
 Ave. (Ground
 Lease)............                 1998
 286 8695 NW 12th
 St. (Ground
 Lease)............                 1998
 287 8695 NW 13th
 Terrace (Ground
 Lease)............                 1998
 288 8696 NW 13th
 Terrace (Ground
 Lease)............                 1998
 Total.............
   TOTAL MIAMI,
   FLORIDA.........
DALLAS/FT. WORTH,
TEXAS
Freeport North
 289 600 South
 Royal Ln..........     1996        1998
  Total............
Northgate
International
 290 3101 Marquis
 Dr................     1996        1998
 291 3102 Miller
 Park Dr. South....     1996        1998
  Total............
Water's Ridge
 292 1550 Lakeway
 Dr. ..............     1997        1998
 293 501 East
 Corporate Dr. ....     1998        1998
  Total............
  TOTAL DALLAS/FT.
  WORTH, TEXAS.....

                                                                    SCHEDULE III

                                                                                 Gross Amount at Which
                                            Initial Costs                     Carried at Close of Period
                                         ------------------- Cost Capitalized ---------------------------
Market/Business    Property   Related           Building and  Subsequent to          Building and         Accumulated
Park/Property      Type(1)  Encumbrances  Land  Improvements   Acquisition     Land  Improvements  Total  Depreciation
---------------    -------- ------------ ------ ------------ ---------------- ------ ------------ ------- ------------
ORLANDO, FLORIDA
Parksouth
Distribution
Center
 294 2490
 Principal Row....     B                 $  493   $ 3,284         $ --        $  493   $ 3,284    $ 3,777    $  150
 295 2491
 Principal Row....     B                    593     3,493           --           593     3,493      4,086        31
 296 2500
 Principal Row....     B                    565     3,915            56          565     3,971      4,536       256
 297 9600
 Parksouth Ct.....     B                    649     3,757           --           649     3,757      4,406       170
                                         ------   -------         -----       ------   -------    -------    ------
  Total...........                       $2,300   $14,449         $  56       $2,300   $14,505    $16,805    $  607
                                         ------   -------         -----       ------   -------    -------    ------
Airport Commerce
Center
 298 8249 Parkline
 Blvd.............     D                 $  214   $ 1,661         $  32       $  214   $ 1,693    $ 1,907    $  187
 299 8351 Parkline
 Blvd.............     D        (c)         212     1,785             3          212     1,788      2,000       234
 300 8500 Parkline
 Blvd.............     D        (c)         691     3,200           157          691     3,357      4,048       488
 301 8501 Parkline
 Blvd.............     D        (c)         169     1,212             7          169     1,219      1,388       162
 302 8549 Parkline
 Blvd.............     D        (c)         149     1,231            99          149     1,330      1,479       171
 303 1629 Prime
 Ct...............     D                    281     2,129             8          281     2,137      2,418        82
 304 1630 Prime
 Ct...............     D                    323     1,650             1          323     1,651      1,974       145
                                         ------   -------         -----       ------   -------    -------    ------
  Total...........                       $2,039   $12,868         $ 307       $2,039   $13,175    $15,214    $1,469
                                         ------   -------         -----       ------   -------    -------    ------
Technology Park
 305 100
 Technology
 Pkwy.............     S                 $  641   $ 2,580         $ 234       $  641   $ 2,814    $ 3,455    $  200
                                         ------   -------         -----       ------   -------    -------    ------
  Total...........                       $  641   $ 2,580         $ 234       $  641   $ 2,814    $ 3,455    $  200
                                         ------   -------         -----       ------   -------    -------    ------
  TOTAL ORLANDO,
  FLORIDA.........                       $4,980   $29,897         $ 597       $4,980   $30,494    $35,474    $2,276
                                         ------   -------         -----       ------   -------    -------    ------
JACKSONVILLE,
FLORIDA
Jacksonville
International
Tradeport
 306 13340
 International
 Pkwy.............     B                 $  289   $ 2,495         $ 114       $  289   $ 2,609    $ 2,898    $  119
 307 13350
 International
 Pkwy.............     B                    289     2,217           --           289     2,217      2,506        60
 308 1350
 Tradeport Dr.....     B                    538     3,659           --           538     3,659      4,197        71
 309 1371
 Tradeport Dr.....     B                    544     3,672           --           544     3,672      4,216        72
 310 13291 Vantage
 Way..............     B                    499     3,414           --           499     3,414      3,913        68
 311 1460 Vantage
 Way..............     B                    497     4,248           --           497     4,248      4,745        22
                                         ------   -------         -----       ------   -------    -------    ------
  Total...........                       $2,656   $19,705         $ 114       $2,656   $19,819    $22,475    $  412
                                         ------   -------         -----       ------   -------    -------    ------
Centurion Square
 312 8380
 Baymeadows Rd. ..     O                 $  469   $ 2,589         $ --        $  469   $ 2,589    $ 3,058    $   66
 313 8382
 Baymeadows Rd. ..     O                    185     1,002           --           185     1,002      1,187        25
 314 8384
 Baymeadows Rd. ..     O                    205     1,107           --           205     1,107      1,312        28
 315 8386
 Baymeadows Rd. ..     O                    178       962           --           178       962      1,140        24
                                         ------   -------         -----       ------   -------    -------    ------
  Total...........                       $1,037   $ 5,660         $ --        $1,037   $ 5,660    $ 6,697    $  143
                                         ------   -------         -----       ------   -------    -------    ------
  TOTAL
  JACKSONVILLE,
  FLORIDA.........                       $3,693   $25,365         $ 114       $3,693   $25,479    $29,172    $  555
                                         ------   -------         -----       ------   -------    -------    ------
Market/Business        Year        Year
Park/Property      Developed(2) Acquired(3)
---------------    ------------ -----------
ORLANDO, FLORIDA
Parksouth
Distribution
Center
 294 2490
 Principal Row....     1997
 295 2491
 Principal Row....     1998
 296 2500
 Principal Row....     1996
 297 9600
 Parksouth Ct.....     1997
  Total...........
Airport Commerce
Center
 298 8249 Parkline
 Blvd.............     1996
 299 8351 Parkline
 Blvd.............     1994        1995
 300 8500 Parkline
 Blvd.............     1986        1995
 301 8501 Parkline
 Blvd.............     1991        1995
 302 8549 Parkline
 Blvd.............     1992        1995
 303 1629 Prime
 Ct...............     1997
 304 1630 Prime
 Ct...............     1996
  Total...........
Technology Park
 305 100
 Technology
 Pkwy.............     1986        1997
  Total...........
  TOTAL ORLANDO,
  FLORIDA.........
JACKSONVILLE,
FLORIDA
Jacksonville
International
Tradeport
 306 13340
 International
 Pkwy.............     1997        1997
 307 13350
 International
 Pkwy.............     1998        1997
 308 1350
 Tradeport Dr.....     1989        1998
 309 1371
 Tradeport Dr.....     1995        1998
 310 13291 Vantage
 Way..............     1995        1998
 311 1460 Vantage
 Way..............     1998
  Total...........
Centurion Square
 312 8380
 Baymeadows Rd. ..     1983        1998
 313 8382
 Baymeadows Rd. ..     1983        1998
 314 8384
 Baymeadows Rd. ..     1983        1998
 315 8386
 Baymeadows Rd. ..     1983        1998
  Total...........
  TOTAL
  JACKSONVILLE,
  FLORIDA.........

                                                                    SCHEDULE III

                                                                                        Gross Amount at Which
                                                Initial Costs                         Carried at Close of Period
                                            --------------------- Cost Capitalized --------------------------------
Market/Business     Property   Related               Building and  Subsequent to            Building and
Park/Property       Type(1)  Encumbrances     Land   Improvements   Acquisition      Land   Improvements   Total
---------------     -------- ------------   -------- ------------ ---------------- -------- ------------ ----------
TAMPA, FLORIDA
Fairfield
Distribution
Center
 316 4720 Oak Fair
 Blvd. ...........      B                   $    520   $  3,879       $   --       $    520  $    3,879  $    4,399
                                            --------   --------       -------      --------  ----------  ----------
  Total...........                          $    520   $  3,879       $   --       $    520  $    3,879  $    4,399
                                            --------   --------       -------      --------  ----------  ----------
  TOTAL TAMPA,
  FLORIDA.........                          $    520   $  3,879       $   --       $    520  $    3,879  $    4,399
                                            --------   --------       -------      --------  ----------  ----------
SPARTANBURG, SOUTH
CAROLINA
Hillside
 317 170 Parkway
 West.............      B                   $    223   $  2,539       $     5      $    223  $    2,544  $    2,767
 318 190 Parkway
 West.............      B                        276      2,350           --            276       2,350       2,626
 319 285 Parkway
 East.............      B                        619      4,243           --            619       4,243       4,862
                                            --------   --------       -------      --------  ----------  ----------
  Total...........                          $  1,118   $  9,132       $     5      $  1,118  $    9,137  $   10,255
                                            --------   --------       -------      --------  ----------  ----------
  TOTAL
  SPARTANBURG,
  SOUTH CAROLINA..                          $  1,118   $  9,132       $     5      $  1,118  $    9,137  $   10,255
                                            --------   --------       -------      --------  ----------  ----------
LAND HELD FOR
FUTURE
DEVELOPMENT.......               2,310      $ 39,346   $    --        $ 3,092      $ 42,438  $      --   $   42,438
                               -------      --------   --------       -------      --------  ----------  ----------
PROPERTY TOTALS...             247,731(dd)  $208,454   $991,810       $43,234      $211,881  $1,031,617  $1,243,498(ee)(ff)
                               =======      ========   ========       =======      ========  ==========  ==========
Market/Business     Accumulated      Year        Year
Park/Property       Depreciation Developed(2) Acquired(3)
---------------     ------------ ------------ -----------
TAMPA, FLORIDA
Fairfield
Distribution
Center
 316 4720 Oak Fair
 Blvd. ...........    $     7        1998
                    ------------
  Total...........    $     7
                    ------------
  TOTAL TAMPA,
  FLORIDA.........    $     7
                    ------------
SPARTANBURG, SOUTH
CAROLINA
Hillside
 317 170 Parkway
 West.............    $   171        1995
 318 190 Parkway
 West.............        123        1997
 319 285 Parkway
 East.............        460        1994
                    ------------
  Total...........    $   754
                    ------------
  TOTAL
  SPARTANBURG,
  SOUTH CAROLINA..    $   754
                    ------------
LAND HELD FOR
FUTURE
DEVELOPMENT.......    $   --
                    ------------
PROPERTY TOTALS...    $96,383
                    ============

----
Amounts in footnotes are in whole dollars.
(1) D = business distribution; B = bulk warehouse; S = business service; O = suburban office; R = retail.
(2) The year of development means the year in which shell construction was completed.
(3) For properties acquired by the Operating Partnership, including properties previously developed and sold by the Operating Partnership, the year of acquisition means the year in which an ownership interest in the property was acquired or is expected to be acquired, unless otherwise noted.
(a) These properties are collectively encumbered by a mortgage of $38,000,000.
(b) These properties are collectively encumbered by a mortgage of $10,300,000.
(c) These properties are collectively encumbered by a mortgage of $5,200,000.
(d) These properties are collectively encumbered by a mortgage of $1,710,000.
(e) These properties are collectively encumbered by a mortgage of $1,191,000.
(f) These properties are collectively encumbered by a mortgage of $611,000.
(g) These properties are collectively encumbered by a mortgage of $6,891,000.
(h) These properties are collectively encumbered by a mortgage of $2,130,000.
(i) These properties are collectively encumbered by a mortgage of $11,730,000.
(j) These properties are collectively encumbered by a mortgage of $1,884,000.
(k) These properties are collectively encumbered by a mortgage of $8,568,000.
(l) These properties are collectively encumbered by a mortgage of $6,720,000.
(m) These properties are collectively encumbered by a mortgage of $2,828,000.
(n) These properties are collectively encumbered by a mortgage of $2,639,000.

                                                                    SCHEDULE III

(o) These properties are collectively encumbered by a mortgage of $2,855,000.
(p) These properties are collectively encumbered by a mortgage of $2,327,000.
(q) These properties are collectively encumbered by a mortgage of $6,547,000.
(r) These properties are collectively encumbered by a mortgage of $15,569,000.
(s) These properties are collectively encumbered by a mortgage of $7,440,000.
(t) These properties are collectively encumbered by a mortgage of $5,608,000.
(u) These properties are collectively encumbered by a mortgage of $3,512,000.
(v) These properties are collectively encumbered by a mortgage of $12,691,000.
(w) These properties are collectively encumbered by a mortgage of $4,073,000.
(x) These properties are collectively encumbered by a mortgage of $3,012,000.
(y) These properties are collectively encumbered by a mortgage of $3,255,000.
(z) These properties are collectively encumbered by a mortgage of $2,894,000.
(aa) These properties are collectively encumbered by a mortgage of $15,152,000.
(bb) These properties are collectively encumbered by a mortgage of $21,463,000.
(cc) These properties are collectively encumbered by a mortgage of $38,621,000.
(dd) Total related encumbrances include all mortgage notes payable in the accompanying financial statements, except a mortgage of $3,668,000 which is secured by the property at 1950 Vaughn Road which underlies a direct financing lease discussed in note 2 to the consolidated financial statements.
(ee) The aggregate cost for federal income tax purposes was approximately $1,088,000,000.
(ff) Excludes developments in progress of $160,783,000.

                                                                    SCHEDULE III

                               WEEKS REALTY, L.P.
                REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998

   Depreciation of the Operating Partnership's real estate assets is calculated over the following estimated useful lives on a straight-line basis:

   .  Buildings--35 years

   .  Tenant improvements--life of the lease

   A summary of activity for real estate assets and accumulated depreciation for the years ended December 31, 1998, 1997 and 1996, were as follows (in thousands):

                                                    1998       1997      1996
                                                 ----------  --------  --------
Real Estate Assets
Balance, beginning of period.................... $  856,500  $592,841  $319,763
Additions.......................................    262,215   137,566    71,418
Building acquisitions(a)........................    287,998   129,884   201,660
Sales of property...............................     (2,373)   (2,456)      --
Property retirements............................        (59)   (1,335)      --
                                                 ----------  --------  --------
Balance, end of period.......................... $1,404,281  $856,500  $592,841
                                                 ==========  ========  ========
Accumulated Depreciation
Balance, beginning of period.................... $   61,548  $ 41,469  $ 29,889
Depreciation expense............................     34,916    21,586    11,580
Sales of property...............................        (53)     (182)      --
Property retirements............................        (28)   (1,325)      --
                                                 ----------  --------  --------
Balance, end of period.......................... $   96,383  $ 61,548  $ 41,469
                                                 ==========  ========  ========

--------
(a) See Note 14 to the Operating Partnership's consolidated financial statements, included herein on page F-25, for a summary of certain noncash consideration utilized in the Operating Partnership's real estate acquisitions.